Form 10QSB
period 2005-06-30
SMITTEN PRESS LOCAL LORE & LEGENDS INC
filed 2005-09-15
CIK 1315718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

                                       OR

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                         Commission file number 0-511059

                   Smitten Press: Local Lore and Legends, Inc.
                 (Name of small business issuer in our charter)

        Ontario, Canada                           5900                           98 0427526
(State or other jurisdiction of      (Primary Standard Industrial     (I.R.S. Employer Identification
incorporation or organization)        Classification Code Number)                  Number)

                   108 Royal St.
                  New Orleans, LA                                    70130
     (Address of principal executive offices)                     (Zip Code)

                   Registrant's telephone number 504-561-1104
          (Issuer's Telephone Number, Including Area Code) 504-598-4877

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,250,000 shares of common stock outstanding as of September 10, 2005.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)

                              Financial Statements
                                   (Unaudited)

                                  June 30, 2005

                                TABLE OF CONTENTS

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)

                                    Contents

                                                                         Page(s)
                                                                         -------

Balance Sheet  (Unaudited)                                                  1

Statement of Operations (Unaudited)                                         2

Statement of Cash Flows  (Unaudited)                                        3

Notes to Financial Statements   (Unaudited)                                4-5

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004, previously filed with the Commission.

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS

Current Assets
    Cash                                                           $         32
                                                                   ------------
Total Assets                                                       $         32
                                                                   ------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
    Loan Payable- Officer                                          $        200
    Due to Officer                                                       11,071
    Accrued compensation - officer                                      160,000
                                                                   ------------
Total Current Liabilities                                               171,271
                                                                   ------------

Total Liabilities                                                       171,271
                                                                   ------------

Commitments and Contingencies (Note 2)

Stockholders' Deficiency
    Special shares, no par value, unlimited shares
      authorized, none issued and outstanding                                --
    Common stock, no par value, unlimited shares
      authorized, 22,250,000 issued and outstanding                     102,520
    Additional paid-in capital                                          106,250
    Deficit accumulated during development stage                       (380,009)
                                                                   ------------
                                                                       (171,239)
                                                                   ------------
Total Stockholders' Deficiency                                         (171,239)
                                                                   ------------

Total Liabilities and Stockholders' Deficiency                     $         32
                                                                   ============

                 See accompanying notes to financial statements

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                                                                       Period from
                                                                                                                      June 1, 2003
                                                      Three Months                         Six Months                  (inception
                                                         Ended                                Ended                  of development
                                                        June 30                              June 30                    stage) to
                                                2005               2004              2005               2004          June 30, 2005
                                           --------------     --------------    --------------     --------------    --------------
Revenues                                   $           --     $           --    $           --     $           --    $           --

Operating Expenses
    Legal                                           1,875                625             3,750              1,250             6,250
    Consulting                                         --             25,000                --             50,000           100,000
    General and Administration                         43                 --             7,528                 --            11,239
    Compensation - officer                         30,000                 --           160,000                 --           160,000
    Operating expenses                                 --                 --                --                 --           102,520
                                           --------------     --------------    --------------     --------------    --------------
Total Operating Expenses                           31,918             25,625           171,278             51,250           380,009

Net Income/(Loss)                          $      (31,918)    $       25,625    $     (171,278)    $       51,250    $     (380,009)
                                           ==============     ==============    ==============     ==============    ==============

Net Loss per share - Basic and diluted     $        (0.00)    $         0.00    $        (0.01)    $         0.00    $        (0.02)
                                           ==============     ==============    ==============     ==============    ==============

Weighted Average Shares Outstanding
  - Basic and diluted                          22,250,000         22,250,000        22,250,000         22,250,000        22,250,000
                                           ==============     ==============    ==============     ==============    ==============

                 See accompanying notes to financial statements

                   Smitten Press: Local Lre and Legends, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                 Six Months                   For the period from
                                                                                    Ended                        June 1, 2003
                                                                                   June 30,                     (Inception) to
                                                                          2005                  2004             June 30, 2005
                                                                    ----------------      ----------------      ----------------
Cash Flows from Operating Activities:
    Net loss                                                        $       (171,278)     $        (51,250)     $       (380,009)
    Adjustment to reconcile net loss to net cash used in
       operating activities:
       Contributed officer services                                               --                50,000               100,000
       Contributed legal services                                              3,750                 1,250                 6,250
       Stock for services                                                         --                    --               102,520
    Changes in operating assets and liabilities:
       Increase (decrease) in:                                                    --                    --                    --
       Accrued compensation - officer                                        160,000                                     160,000
       Accounts payable                                                       (3,633)                   --                    --
                                                                    ----------------      ----------------      ----------------
Net Cash Used in Operating Activities                                        (11,161)                   --               (11,239)
                                                                    ----------------      ----------------      ----------------

Cash Flows from Investing Activities:                                             --                    --                    --

                                                                    ----------------      ----------------      ----------------
Net Cash Used in Investing Activities                                             --                    --                    --
                                                                    ----------------      ----------------      ----------------

Cash Flows from Financing Activities:
    Loan proceeds from officer                                                   100                    --                   200
    Proceeds from officer                                                     11,071                    --                11,071

                                                                    ----------------      ----------------      ----------------
Net Cash Provided by Financing Activities                                     11,171                    --                11,271
                                                                    ----------------      ----------------      ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                              10                    --                    32

Cash and Cash Equivalents at Beginning of Period                                  22                    --                    --
                                                                    ----------------      ----------------      ----------------

Cash and Cash Equivalents at End of Period                          $             32      $             --      $             32
                                                                    ================      ================      ================

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                                        $             --      $             --      $             --
                                                                    ================      ================      ================
    Taxes                                                           $             --      $             --      $             --
                                                                    ================      ================      ================

               See accompanying notes to the financial statements

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)

Note 1 Nature of Business and Summary of Significant Accounting Policies

      (A) Description of Business

      Smitten Press: Local Lore and Legends, Inc. (the "Company") was incorporated under the laws of the Canada in January 15, 1990 under the name Creemore Star Printing, Inc. The name was changed to Smitten Press:
      Local Lore and Legends, Inc. on July 15, 2003. The Company was inactive until June 1, 2003 when it entered the development stage. The Company offers magazines and books for sale.

      Activities during the development stage include development of a business plan, obtaining and developing necessary rights to sell our products and developing a website.

      (B) Basis of Presentation and Foreign Currency

      The accompanying financial statements are presented under accounting principles generally accepted in the United States of America and in United States dollars.

      The functional currency of the Company is the Canadian dollar. The accounts of the Canadian company are translated to United States dollars using the current rate method. Under the current rate method, all assets and liabilities are translated using exchange rates at the balance sheet date. Revenue and expense items are translated using the average rate of exchange prevailing during the period. Capital transactions are translated at their historical rates. Exchange gains and losses resulting from translation of foreign currencies are recorded in stockholders' deficiency as a cumulative translation adjustment and reflected as a component of other accumulated comprehensive income or loss.

      Gains and losses resulting from foreign currency transactions are recognized in operations of the period incurred.

      (C) Use of Estimates

      In preparing financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods presented. Actual results may differ from these estimates.

      Significant estimates in 2005 include an estimate of the deferred tax asset valuation allowance and valuation of stock based compensation.

      (D) Cash Equivalents

      For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Note 2 Commitments and Contingencies

      In exchange for a total of 10,250,000 of the Company's common shares, the Company entered into a Literary Marketing Rights Agreement with Richard Smitten. Under the agreement, Richard Smitten grants the Company a

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)

      perpetual exclusive right to market local lore and legend magazines written or developed or to be written or developed by or through Richard Smitten. As Mr. Smitten is considered a promoter to the Company, the intangible rights were recorded on the Company's records at their original cost basis to Richard Smitten of zero as determined under U.S. Generally Accepted Accounting Principles.

Note 3 Loan Payable - Officer

      During the six months ended June 30, 2005, the Company received proceeds totaling $100 from an officer which increased the shareholder loan to $200.

Note 4 Due to Officer

      During the six months ended June 30, 2005, an officer of the Company paid $11,071 in company operating expenses.

Note 5 Related Party Transactions

      During the six months ended June 30, 2005, the Company received proceeds totaling $100 from an officer and the officer paid $11,071 of the Company's operating expenses. During the six months ended June 30, 2005, the Company repaid $-0- to this officer. (See Notes 3 and 4).

      Under the terms of the Employment Agreement between the Corporation and its President dated January 1, 2005, the "Effective Date" provisions were satisfied on January 1, 2005. In light of the achievement of overall objectives, the President's salary for the period from January 1, 2005 to December 31, 2005 is established at $10,000 per month. In addition, in light of the fact that the President has performed numerous services for the Corporation for which he has not been compensated, he shall receive a bonus of $100,000, effective January 1, 2005. For the six months ended June 30, 2005, the company recorded officer's compensation of $160,000.

Note 6 Going Concern

      As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $171,278, and a deficit accumulated during the development stage of $380,009 at June 30, 2005; net loss during the six months ended June 30, 2005 of $171,278 and net cash used in operations of $11,161 for the six months ended June 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

Item 2.  Plan of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

We are a Canadian issuer incorporated in Ontario, Canada on January 15, 1990 under the name Creemore Star Printing, Inc. We operated our printing business until 1999, when unfavorable economic conditions caused us to discontinue operations. We changed our name to Smitten Press: Local Lore and Legends, Inc. on July 15, 2003

Since our name change, we have reactivated our business with the following focus:

      o     Refining our business plan
      o     Obtaining and developing necessary rights to sell our products
      o     Developing our website at www.smittenpress.com
      o Preparing to sell products through rack jobbers, or persons who set up and maintain newspaper-style boxes, as well as from our website.

We have not yet commenced any active operations.

Overview

In analyzing our financial condition, management considers the fulfillment of the various aspects of our proposed plan of operations as described below to be the most important matters affecting our business development.

The most important matters on which Mr. Smitten will focus in evaluating our financial condition and operating performance is the sale of our mini-magazines.

-------------------------------------------------------------------------------------------------------------
Event                         Actions                   Time                       Total estimated
                                                                                   cost
-------------------------------------------------------------------------------------------------------------
Creation of first 5           Production of             2 months after             $10,000 - to be
local lore and                Art and Copy              receipt of                 outsourced to a
legend mini-books                                       funding                    printing firm
-------------------------------------------------------------------------------------------------------------
                              Printing of               2 months after             $5,000 - to be
                              first 1,000               completion of              outsourced to a
                              copies of each            art and copy               printing firm
                              of 5 mini-books
-------------------------------------------------------------------------------------------------------------
                              Build 500                 2 months after             $5,000 - to be
                              display wire              completion of              outsourced to a
                              rack systems              art and copy               manufacturer
-------------------------------------------------------------------------------------------------------------
                              Secure rack               2 month after              $5,000 - to be
                              jobbers and               rack systems are           done by
                              point of                  completed and              management
                              purchase                  mini-books
                              locations                 published
-------------------------------------------------------------------------------------------------------------
                              Secure                    6 months after             $15,000 - to be
                              additional                initial sales              done by
                              inventory                 commence                   management
-------------------------------------------------------------------------------------------------------------
Additional                                              6 months after             $2,500 - to be
Development of                                          initial sales              outsourced
Website                                                 commence
-------------------------------------------------------------------------------------------------------------
Creation of                                             6 months after             $25,000 - to be
additional local                                        initial sales              done by
lore and legend                                         commence                   management
mini-books
-------------------------------------------------------------------------------------------------------------

We anticipate all additional work necessary for the development and operation of our business not performed by management will be outsourced.

Liquidity and Capital Resources

As reflected in our financial statements, we have a net loss of $171,278 for the six months ended June 30, 2005 and have an accumulated deficit of $380,009 at June 30, 2005. We are a development stage company with no revenues. In addition, as of June 30, 2005, we had only $32 of current cash available, which is not sufficient to meet our needs as described below.

Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $2,000 per quarter, will be funded as a loan from management, to the extent that funds are available to do so. Management has advanced $200 and paid $11,071 of our operating expenses as of June 30, 2005. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

We will need to secure a minimum of $67,500 in funds to finance our business in the next 12 months, which funds will be used for product development and sales and marketing. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions.

We do not believe under the Internal Revenue Code that any net operating loss carryforwards are available from the prior operations of Creemore.

Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year ended December 31, 2004 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan.

Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number          Name and/or Identification of Exhibit

      3                 Articles of Incorporation & By-Laws
                        (a) Articles of Incorporation of the Company.*
                        (b) By-Laws of the Company.*

      31                Certification

      32                Certification

* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.

Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Smitten Press: Local Lore and Legends, Inc. (Registrant)

Date: September 12, 2005
      ------------------

By: /s/ Richard Smitten
    -------------------

      President and Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer