Form 10QSB
period 2005-09-30
SMITTEN PRESS LOCAL LORE & LEGENDS INC
filed 2005-11-14
CIK 1315718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

                                       OR

       [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No[]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,250,000 shares of common stock outstanding as of September 10, 2005.


      Transitional Small Business Disclosure Format (check one): Yes [] No [X]

                                TABLE OF CONTENTS

PART I - Financial Information.................................................2
Item 1. Financial Statements...................................................2
Item 2.  Plan of Operations...................................................12
Item 3. Controls and Procedures...............................................15
PART II - OTHER INFORMATION...................................................15
Item 1.  Legal Proceedings....................................................15
Item 2. Changes in Securities.................................................15
Item 3. Defaults upon Senior Securities.......................................16
Item 4. Submission of Matters to a Vote of Security Holders...................16
Item 5. Other Information.....................................................16
Item 6. Exhibits..............................................................16

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

                               SEPTEMBER 30, 2005

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

                   SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
    Cash                                                              $       8
                                                                      ---------
TOTAL ASSETS                                                          $       8
                                                                      ---------

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable                                                  $   4,800
    Loan Payable- Officer                                                   200
    Due to Officer                                                       11,071
    Accrued compensation - officer                                      190,000
                                                                      ---------
TOTAL CURRENT LIABILITIES                                               206,071
                                                                      ---------

TOTAL LIABILITIES                                                       206,071
                                                                      ---------

COMMITMENTS AND CONTINGENCIES (NOTE 2)

STOCKHOLDERS' DEFICIENCY
    Special shares, no par value, unlimited shares
      authorized, none issued and outstanding                              --
    Common stock, no par value, unlimited shares
      authorized, 22,250,000 issued and outstanding                     102,520
    Additional paid-in capital                                          108,125
    Deficit accumulated during development stage                       (416,708)
                                                                      ---------
                                                                       (206,063)
                                                                      ---------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (206,063)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $       8
                                                                      =========

                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                 THREE MONTHS               NINE MONTHS                 PERIOD FROM
                                                    ENDED                      ENDED              JUNE 1, 2003 (INCEPTION
                                                 SEPTEMBER 30               SEPTEMBER 30          OF DEVELOPMENT STAGE) TO
                                            2005          2004          2005          2004         SEPTEMBER 30, 2005
                                         -----------   -----------  ------------  -----------   ------------------------
REVENUES                                 $      --     $      --    $     --      $      --     $                   --

OPERATING EXPENSES
    Legal                                      1,875           625         5,625        1,875                      8,125
    Consulting                                  --          25,000          --         75,000                    100,000
    General and Administration                 4,824          --          12,352         --                       16,063
    Compensation - officer                    30,000          --         190,000         --                      190,000
    Operating expenses                          --            --            --           --                      102,520
                                         -----------   -----------  ------------  -----------   ------------------------
TOTAL OPERATING EXPENSES                      36,699        25,625       207,977       76,875                    416,708

NET INCOME/(LOSS)                        $   (36,699)  $    25,625  $   (207,977) $    76,875   $               (416,708)
                                         ===========   ===========  ============ ============   ========================

NET LOSS PER SHARE - BASIC AND DILUTED   $   (0.00)    $      0.00  $      (0.01) $      0.00   $                  (0.02)
                                         ===========   ===========  ============ ============   ========================

WEIGHTED AVERAGE SHARES OUTSTANDING
  - BASIC AND DILUTED                     22,250,000    22,250,000   22,250,000    22,250,000                 22,250,000
                                         ===========   ===========  ============ ============   ========================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   SMITTEN PRESS: LOCAL LRE AND LEGENDS, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                               Nine Months         For the period from
                                                                   Ended              June 1, 2003
                                                               September 30,         (Inception) to
                                                             2005         2004     September 30, 2005
                                                           ---------    --------   -------------------
Cash Flows from Operating Activities:
    Net loss                                               $(207,977)   $(76,875)  $          (416,708)
    Adjustment to reconcile net loss to net cash used in
       operating activities:
       Contributed officer services                             --        75,000               100,000
       Contributed legal services                              5,625       1,875                 8,125
       Stock for services                                       --          --                 102,520
    Changes in operating assets and liabilities:
       Increase (decrease) in:                                  --          --                    --
       Accrued compensation - officer                        190,000                           190,000
       Accounts payable                                        1,167        --                   4,800
                                                           ---------    --------   -------------------
NET CASH USED IN OPERATING ACTIVITIES                        (11,185)       --                 (11,263)
                                                           ---------    --------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                --          --                    --

                                                           ---------    --------   -------------------
NET CASH USED IN INVESTING ACTIVITIES                           --          --                    --
                                                           ---------    --------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan proceeds from officer                                   100        --                     200
    Proceeds from officer                                     11,071        --                  11,071

                                                           ---------    --------   -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     11,171        --                  11,271
                                                           ---------    --------   -------------------

Net Increase (Decrease) in Cash and Cash Equivalents             (14)       --                       8

Cash and Cash Equivalents at Beginning of Period                  22        --                    --
                                                           ---------    --------   -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $       8    $   --     $                 8
                                                           =========    ========   ===================


Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                               $    --      $   --     $              --
                                                           =========    ========   ===================
    Taxes                                                  $    --      $   --     $              --
                                                           =========    ========   ===================


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                  SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                  (UNAUDITED)


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

                  SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                  (UNAUDITED)

NOTE 2 COMMITMENTS AND CONTINGENCIES

      In exchange for a total of 10,250,000 of the Company's common shares, the Company entered into a Literary Marketing Rights Agreement with Richard Smitten. Under the agreement, Richard Smitten grants the Company a perpetual exclusive right to market local lore and legend magazines written or developed or to be written or developed by or through Richard Smitten. As Mr. Smitten is considered a promoter to the Company, the intangible rights were recorded on the Company's records at their original cost basis to Richard Smitten of zero as determined under U.S. Generally Accepted Accounting Principles.

NOTE 3 LOAN PAYABLE - OFFICER

      During the nine months ended September 30, 2005, the Company received proceeds totaling $100 from an officer which increased the shareholder loan to $200.

NOTE 4 DUE TO OFFICER

      During the nine months ended September 30, 2005, an officer of the Company loaned the Company $11,071 to pay for company operating expenses.


NOTE 5 RELATED PARTY TRANSACTIONS

      During the nine months ended September 30, 2005, the Company received proceeds totaling $100 from an officer and the officer paid $11,071 of the Company's operating expenses. During the nine months ended September 30, 2005, the Company repaid $-0- to this officer. (See Notes 3 and 4).

      Under the terms of the Employment Agreement between the Corporation and its President dated January 1, 2005, the "Effective Date" provisions were satisfied on January 1, 2005. In light of the achievement of overall objectives, the President's salary for the period from January 1, 2005 to December 31, 2005 is established at $10,000 per month. In addition, in light of the fact that the President has performed numerous services for the Corporation for which he has not been compensated, he shall receive a bonus of $100,000, effective January 1, 2005. For the nine months ended September 30, 2005, the company recorded officer's compensation of $190,000.

NOTE 6 GOING CONCERN

      As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $206,063, and a deficit accumulated during the development stage of $416,708 at September 30, 2005; net loss during the nine months ended September 30, 2005 of $207,977 and net cash used in operations of $11,185 for the nine months ended September 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

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


Event                         Actions                   Time                       Total
                                                                                   estimated cost
----------------------------- ------------------------- -------------------------- --------------------------
Creation of first 5           Production of             2 months after             $10,000 - to be
local lore and                Art and Copy              receipt of                 outsourced to a
legend mini-books                                       funding                    printing firm
----------------------------- ------------------------- -------------------------- --------------------------
                              Printing of               2 months after             $5,000 - to be
                              first 1,000               completion of              outsourced to a
                              copies of each            art and copy               printing firm
                              of 5 mini-books
----------------------------- ------------------------- -------------------------- --------------------------
                              Build 500                 2 months after             $5,000 - to be
                              display wire              completion of              outsourced to a
                              rack systems              art and copy               manufacturer
----------------------------- ------------------------- -------------------------- --------------------------
                              Secure rack               2 month after              $5,000 - to be
                              jobbers and               rack systems are           done by
                              point of                  completed and              management
                              purchase                  mini-books
                              locations                 published
----------------------------- ------------------------- -------------------------- --------------------------
                              Secure                    6 months after             $15,000 - to be
                              additional                initial sales              done by
                              inventory                 commence                   management
----------------------------- ------------------------- -------------------------- --------------------------
Additional                                              6 months after             $2,500 - to be
Development of                                          initial sales              outsourced
Website                                                 commence
----------------------------- ------------------------- -------------------------- --------------------------
Creation of                                             6 months after             $25,000 - to be
additional local                                        initial sales              done by
lore and legend                                         commence                   management
mini-books
----------------------------- ------------------------- -------------------------- --------------------------

We anticipate all additional work necessary for the development and operation of our business not performed by management will be outsourced.

Liquidity and Capital Resources

As reflected in our financial statements, we have a net loss of $207,977 for the nine months ended September 30, 2005 and have an accumulated deficit of $416,708 at September 30, 2005. We are a development stage company with no revenues. In addition, as of September 30, 2005, we had only $8 of current cash available, which is not sufficient to meet our needs as described below.

Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $2,000 per quarter, will be funded as a loan from management, to the extent that funds are available to do so.
Management has advanced $200 and paid $11,071 of our operating expenses as of September 30, 2005. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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


SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC. (Registrant)

Date:  November 10, 2005


By:  /s/ Richard Smitten
     ------------------------------------------------------------
     President and Principal Executive Officer,
     Principal Financial Officer and Principal Accounting Officer