Form 10KSB
period 2005-12-31
SMITTEN PRESS LOCAL LORE & LEGENDS INC
filed 2006-04-17
CIK 1315718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For Fiscal Year Ended: December 31, 2005

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from___ to ________

      Commission file number: 000-27795


                   Smitten Press: Local Lore and Legends, Inc.
                 (Name of small business issuer in our charter)


      Ontario, Canada                  5900                       98 0427526

(State or other jurisdiction     (Primary Standard            (I.R.S. Employer
   of incorporation or        Industrial Classification        Identification
      organization)                 Code Number)                   Number)

3675 N E Skyline Drive, Jensen Beach, FL 34957-3917
Telephone:  772-334-7129

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:

common stock
------------

special shares
--------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |X| No |_|

      State issuer's revenues for its most recent fiscal year: None

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

      Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

      Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,250,000 shares of common stock outstanding as of April 1, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

      No documents are incorporated by reference into this Annual Report on Form 10-KSB.

      Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|



TABLE OF CONTENTS

Part I...................................................................................................5
Item 1. Description of Business..........................................................................5
Item 2. Description of Property..........................................................................9
Item 3. Legal Proceedings................................................................................9
Item 4. Submission of Matters to a Vote of Security Holders.............................................10
PART II.................................................................................................10
Item 5. Market for Common Equity and Related Stockholder Matters........................................10
Item 6. Management's Discussion and Analysis or Plan of Operation.......................................12
Item 7. Financial Statements............................................................................15
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure............15
Item 8A. Controls and Procedures........................................................................15
PART III................................................................................................16
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With
 Section 16(a) of the Exchange Act......................................................................16
Item 10. Executive Compensation.........................................................................17
Item 11. Security Ownership of Certain Beneficial Owners and Management.................................19
Item 12. Certain Relationships and Related Transactions.................................................20
Item 13. Exhibits and Reports on Form 8-K...............................................................20
Item 14.  Principal Accountant Fees and Services........................................................20


PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development
--------------------

We are a Canadian issuer incorporated in Ontario, Canada on January 15, 1990 under the name Creemore Star Printing, Inc. Creemore Star Printing was in the custom printing business with three employees producing letterhead, forms and related print jobs for about 200 customers. The printing business was shut down because it was not profitable, and to satisfy creditor claims Creemore sold all of its assets except a tax loss carry forward. There are no remaining assets from Creemore except the tax loss carryforward.

Mr. Smitten, our current president, and Mr. Gordon Badger, founder of Creemore, have been close personal friends for many years. In 2003, when Mr. Badger learned that Mr. Smitten was developing our business plan, he suggested that Mr. Smitten put the business into the corporation he founded rather than start a new corporation in order to attempt to secure some value for shareholders of Creemore, all of whom had been shareholders since at least 1994. Creemore designated Mr. Badger to negotiate the terms of acquisition of the rights to our business. By agreement between the parties, we have the exclusive rights to market local lore and legend mini-books written or developed by or through Mr. Smitten. In June 2003, we issued Mr. Smitten an aggregate of 10,250,000 shares of common stock for these rights based upon the amount of time, effort and funds Mr. Smitten indicated that he had expended in developing our business plan, our planned products and these rights. We changed our name to Smitten Press: Local Lore and Legends, Inc. on July 15, 2003. Since our name change, we have reactivated our business with the following focus:

      o     Refining our business plan
      o     Obtaining and developing necessary rights to sell our products
      o     Developing our website at www.smittenpress.com
      o Preparing to sell products through rack jobbers, or persons who set up and maintain newspaper-style boxes, as well as from our website.

We have filed this Form 10SB on a voluntary basis to satisfy the requirement that we be an SEC reporting company in anticipation of attempting to secure a qualification for quotation of our securities on the over-the-counter bulletin board. No application has been submitted and even if submitted by an NASD market maker, the application may not be granted by the NASD and our securities may never trade in a public market. We believe, although there is no assurance, that this may allow us to access capital markets, increase our prestige and facilitate potential growth through mergers and acquisitions. We have no plans, commitments or agreements in place for any of the foregoing activities.

Products
--------

We will be a publisher and distributor of the Local Lore and Legends series of mini-books.

We will use local lore and legends as the center core idea to develop a group of 10-20 page illustrated mini-books that describe in both words and pictures and in specific detail the basic story that surrounds a particular myth or legend in a particular local geographic area. As we are based in New Orleans, Louisiana, we had intended to begin with stories surrounding the local lore and legends that permeate the New Orleans culture. However, with Hurricane Katrina, we are currently examining other locations in which to begin our operations but have made no determination as of the date of this filing.

There will be five mini-books to each rack. The racks can be placed on top of each other in a modular design to accommodate ten mini-books or more. The mini-books will be placed into the various locations on a consignment basis and paid for weekly. The mini-books will be placed in their locations on a consignment basis at no charge to the retailer. Each week as the rack jobber visits the retailer he or she will do a count of the unsold books and then charge the retailer for those books the retailer has sold off the rack.

For example, what was to be the initial series of five illustrated publications was anticipated to cover local lore and legends in New Orleans, with titles such as:

         Book 1 - Andrew Jackson and the Battle of New Orleans-
                  "Gentlemen, the British are below the city! We must fight them tonight."

         Book 2 - History of Slavery in New Orleans Slavery during the 16 th to 18th centuries

         Book 3 - The Legend of Marie Laveau
                  Voodoo Queen of New Orleans

         Book 4 - The Story of Storyville
                  The famous old red light district of New Orleans.

         Book 5 - Jean Lafitte-Famous Pirate and Hero of the Battle of New
                  Orleans
                  "He left a corsair's name to other times; Linked one virtue to a thousand crimes."
                  -- Lord Byron

The quotations after the book titles are to be considered subheadings.

However, with Hurricane Katrina, we are currently examining other locations in which to begin our operations and are determining the appropriateness of writing similar mini magazines about a new location but have made no determination as of the date of this filing.

As of the date of this annual report, we are still in the development stage and have no revenues.

We have received the text of these 5 proposed publications from Mr. Smitten. We anticipate that he will continue to provide the text for all of our future mini-books.

In order to commence active business operations in our New Orleans test market, we will need to secure an additional $67,500 in financing primarily for:

      o     Production of art and copy for these first 5 mini-books
      o     Printing of first 1,000 copies of each of the five mini-books
      o     Build 500 display wire rack systems
      o     Secure rack jobbers and point of purchase locations

All of these tasks will be performed by independent third party contractors rather than any employees.

We anticipate that we will be able to accomplish these tasks within eight months of receipt of the requisite funding.

We believe that following testing of our concept in whatever new city we determine, our concept of local lore and legends could be expanded on a national basis and can include the local lore and legends of many different locations, concentrating initially on tourist destinations such as Tampa FL, St. Augustine FL, Miami FL, Pensacola FL, Savannah GA, Charleston SC, New York, NY, Chicago IL, San Francisco CA, and Palm Springs CA.

Marketing
---------

The local lore and legends mini-books, once published, will be placed in their own unique metal racks and distributed by rack jobbers, people who place displays or racks in tourist stores offering attractions, rides and places to visit. As the rack jobber returns to fill the rack, they collect for the mini-books already sold.

We will also market these mini-books on our website at www.smittenpress.com. Nothing on that website is part of this annual report.

It is not expected that advertising will be a source of income for us. The primary income will come from the sale of the actual books themselves, which is estimated to be a retail of $5 per copy. At the present time, we have no intention of including advertising in our publications. Accordingly, we will not be relying upon advertising to cover costs associated with production, distribution and overhead.

Mr. Smitten has had some limited experience in selling rack jobbers when he was sale promotion manger of the Vick Chemical company in Ontario, Canada. The Vick product line of VapoRub, cough drops and cough syrups were sold by rack jobbers to both food and drug stores.

Because we consider the book almost a souvenir item, the books are moderately priced at $5 a book. This makes the books more of an impulse item than a considered purchase and, in our opinion places them more into the souvenir category rather than the traditional book category.

Proprietary Rights
------------------

We have the exclusive rights to market local lore and legend magazines, now called mini-books written or developed by or through Mr. Smitten. We issued Mr. Smitten an aggregate of 10,250,000 shares of common stock for these rights based upon the time, efforts and funds he indicated that he had expended in developing these rights. Mr. Smitten has expended over several hundred hours on activities such as researching and drafting various prototype mini books, analyzing how to best market the products, reviewing potential site locations, analyzing competitive position and determining competition, if any, identifying potential rack jobbers, and in excess of an estimated $2,500 in his own personal funds in developing these rights. No further reimbursement for Mr. Smitten's personal funds in developing these rights is due or will be paid. These costs are included in the in excess of $10,000 value of services provided that resulted in the 2003 share issuance to Mr. Smitten.

Competition
-----------

All aspects of our business involve distribution and sale of our mini-book publications.

The mini-book selling business, which may be deemed a subset of the magazine business in general, highly competitive, and we will be a very small competitor in the magazine/mini-book business as a whole. However, our research in the New Orleans market discloses that there are no competitors distributing local lore and legends mini-book publications through rack jobbers at numerous locations throughout an entire city. We believe the same to be true in other markets where we may distribute our publications in the future.

We also feel that there is an opportunity to sell our books over the Internet to both tourists coming to visit New Orleans and people who have visited the city and may be browsing the Internet. Our books are unique in that they provide local lore and legend information and serve as a kind of guide to the city's culture and they provide interesting reading at the same time.

We do not believe we compete directly with the book selling business. Although there may be some book publications concerning in whole or in part local lore and legends, they are generally sold through a limited number of book store locations and not distributed on racks throughout a city. In addition, because our publications will be shorter and in a mini-book-type format, we do not believe we will compete with local lore and legends books sold through bookstores or on websites because we have different target audiences. We believe our publications are more of a souvenier-type item than a traditional book. Our target audiences are readers visiting the city in which our mini-books are distributed who are interested in learning about local lore and legends through a shorter mini-book format containing art and graphics rather than persons interested in learning more detailed information about local lore and legends through a longer traditional book format.

Rack Jobbers
------------

We intend in the future to approach rack jobbers in the city in which we commence operations to carry our publications into their existing locations, although we may not be successful in securing their services. We intend to secure these services by making personal sales calls on them. If we do not secure their services, and cannot find alternate rack jobbers in the city in which we commence operations, we will undertake these actions on our own behalf or set up the racks ourselves or through independent contractors who are not rack jobbers but who can set up the racks for us and then secure the services of one of many available delivery services in the city.

Employees
---------

We have one employee, our Chairman of the Board Mr. Smitten. He currently devotes approximately 20% of his time to our business and anticipates that during the next 12 months he will continue to devote approximately 20% of his time to our business. Any future business opportunities that involve mini-magazines similar to ours will be given to us exclusively by Mr. Smitten. Any other business opportunities will not be give to us by Mr. Smitten.


ITEM 2. DESCRIPTION OF PROPERTY.

Our executive offices are located at 3675 N E Skyline Drive, Jensen Beach, FL 34957-3917, Telephone: 772-334-7129. We pay no rent.

We believe that our facilities are adequate to meet our current needs. Our offices are in good condition and are sufficient to conduct our operations.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We are currently working with Spartan Securities who has filed a Form 211 with the NASD with regard to the development of a trading market in any of our securities.

Penny Stock Considerations
--------------------------

Our shares will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

      o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
      o Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
      o Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
      o Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

The Over-the-Counter Bulletin Board
-----------------------------------

Our securities are not qualified for quotation on the over the counter bulletin board, although it is our current intention to seek such a qualification when the SEC staff has indicated they have no further comments on this annual report. We may not be successful in securing such a qualification.

The over-the-counter bulletin board is separate and distinct from the Nasdaq stock market. Nasdaq has no business relationship with issuers of securities quoted on the over-the-counter bulletin board. The SEC's order handling rules, which apply to Nasdaq-listed securities don't apply to securities quoted on the bulletin board.

Although the Nasdaq stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, the over-the-counter bulletin board has no listing standards. Rather, it is the market maker, who chooses to quote a security on the system, files the application and is obligated to comply with keeping information about the issuer in its files. The NASD cannot deny an application by a market maker to quote the stock of a company. The only requirement for inclusion in the bulletin board is that the issuer be current in its reporting requirements with the SEC.

Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the over-the-counter bulleting board rather than on Nasdaq. Investors' orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with Nasdaq-listed securities.

Investors must contact a broker dealer to trade bulletin board securities. Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders
- an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution.

Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for Nasdaq-listed securities.

Reports to Shareholders
-----------------------

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and file periodic reports, proxy statements and other information with the Securities and Exchange Commission.

Holders
-------

The number of recorded holders of the Company's common stock as of December 31, 2005 is approximately 42.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10K-SB are "forward-looking statements." These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under "Risk Factors." The words "believe," "expect," "anticipate," "intend," "plan," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Plan of Operations
------------------

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

Overview
--------

In analyzing our financial condition, management considers the fulfillment of the various aspects of our proposed plan of operations as described below to be the most important matters affecting our business development.

The most important matters on which Mr. Smitten will focus in evaluating our financial condition and operating performance is the sale of our mini-magazines.


----------------------------- ------------------------- -------------------------- --------------------------
Event                         Actions                   Time                       Total
                                                                                   estimated cost
----------------------------- ------------------------- -------------------------- --------------------------
Creation of first 5           Production of             2 months after             $10,000 - to be
local lore and                Art and Copy              receipt of                 outsourced to a
legend mini-books                                       funding                    printing firm
----------------------------- ------------------------- -------------------------- --------------------------
                              Printing of               2 months after             $5,000 - to be
                              first 1,000               completion of              outsourced to a
                              copies of each            art and copy               printing firm
                              of 5 mini-books
----------------------------- ------------------------- -------------------------- --------------------------
                              Build 500                 2 months after             $5,000 - to be
                              display wire              completion of              outsourced to a
                              rack systems              art and copy               manufacturer
----------------------------- ------------------------- -------------------------- --------------------------
                              Secure rack               2 month after              $5,000 - to be
                              jobbers and               rack systems are           done by
                              point of                  completed and              management
                              purchase                  mini-books
                              locations                 published
----------------------------- ------------------------- -------------------------- --------------------------
                              Secure                    6 months after             $15,000 - to be
                              additional                initial sales              done by
                              inventory                 commence                   management
----------------------------- ------------------------- -------------------------- --------------------------
Additional                                              6 months after             $2,500 - to be
Development of                                          initial sales              outsourced
Website                                                 commence
----------------------------- ------------------------- -------------------------- --------------------------
Creation of                                             6 months after             $25,000 - to be
additional local                                        initial sales              done by
lore and legend                                         commence                   management
mini-books
----------------------------- ------------------------- -------------------------- --------------------------

We anticipate all additional work necessary for the development and operation of our business not performed by management will be outsourced.

Liquidity and Capital Resources
-------------------------------

We have a net loss and net cash used in operations of $245,365 and $20,652 respectively, in 2005 and a deficit accumulated during development stage of $351,576 and stockholders deficiency of $241,576 at December 31, 2005 and are a development stage company with no revenues. Our ability to continue as a going concern is dependent on our ability to further implement its business plan, raise capital, and generate revenues. In addition, as of December 31, 2005, we had no current cash available, which is not sufficient to meet our needs as described below.

Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $2,000 per quarter, will be funded as a loan from management, to the extent that funds are available to do so. Management has advanced $200 and paid $20,530 of our operating expenses as of December 31, 2005. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year ended December 31, 2005 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan.

ITEM 7. FINANCIAL STATEMENTS.








                   SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)


                                    Contents
                                    --------


                                                                        Page(s)
                                                                        -------
Report of Independent Registered Public Accounting Firm                    1

Balance Sheet                                                              2

Statements of Operations                                                   3

Statement of Changes in Stockholders' Deficiency                           4

Statements of Cash Flows                                                   5

Notes to Financial Statements                                             6-10

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors of:
Smitten Press: Local Lore and Legends, Inc.

We have audited the accompanying balance sheet of Smitten Press: Local Lore and Legends, Inc. (a development stage company) as of December 31, 2005 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004 and for the period from June 1, 2003 (inception of development stage) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Smitten Press: Local Lore and Legends, Inc. (a development stage company) as of December 31, 2005, and the results of its operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004 and for the period from June 1, 2003 (inception of development stage) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, in the accompanying financial statements, the Company has a net loss and net cash used in operations of $245,365 and $20,652 respectively, in 2005 and a deficit accumulated during development stage of $351,576 and stockholders deficiency of $241,576 at December 31, 2005 and is a development stage company with no revenues. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 13, 2006

                   SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2005


                                     ASSETS

CURRENT ASSETS                                                   $           -
                                                                   ------------

TOTAL ASSETS                                                     $           -
                                                                   ------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Account payable                                              $         846
    Loan Payable - Stockholder                                             200
    Due to Officer                                                      20,530
    Accrued Compensation- Officer                                      220,000
                                                                   ------------
TOTAL CURRENT LIABILITIES                                              241,576
                                                                   ------------

TOTAL LIABILITIES                                                      241,576
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 2)

STOCKHOLDERS' DEFICIENCY
    Special shares, no par value, unlimited shares
      authorized, none issued and outstanding                                -
    Common stock, no par value, unlimited shares
      authorized, 22,250,000 issued and outstanding                    102,520
    Additional paid-in capital                                         110,000
    Accumulated deficit                                               (102,520)
     Deficit accumulated during development Stage                     (351,576)
                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                        (241,576)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $           -
                                                                   ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                        PERIOD FROM
                                                                                  JUNE 1, 2003 (INCEPTION
                                                    YEAR ENDED DECEMBER 31,       OF DEVELOPMENT STAGE) TO
                                                   2005                  2004        DECEMBER 31, 2005
                                               ------------          ------------   --------------------
REVENUES                                       $         --          $         --          $         --
                                               ------------          ------------          ------------


OPERATING EXPENSES
     Legal                                            7,500                 2,500                10,000
     General and administrative                      17,865                 3,711                21,576
     Compensation - officer                         220,000               100,000               320,000
                                               ------------          ------------          ------------
TOTAL OPERATING EXPENSES                            245,365               106,211               351,576
                                               ------------          ------------          ------------

NET INCOME/(LOSS)                              $   (245,365)         $   (106,211)         $   (351,576)
                                               ============          ============          ============


NET LOSS PER SHARE - BASIC AND DILUTED         $         --          $         --          $         --
                                               ============          ============          ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  - BASIC AND DILUTED                            22,250,000            22,250,000            22,250,000
                                               ============          ============          ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
                          (A Development Stage Company)
                Statement of Changes on Stockholders' Deficiency
               For the Years Ended December 31, 2005 and 2004 and
      for the Period from June 1, 2003 (Inception of Development Stage) to
                               December 31, 2005


                                                 COMMON STOCK
                                       ------------------------------        ADDITIONAL         ACCUMULATED
                                            SHARES          AMOUNT         PAID-IN CAPITAL         DEFICIT              TOTAL
                                       ---------------   ------------     -------------------------------------   -----------------
Balance at June 1, 2003
 (inception of development Stage)          12,000,000      $ 102,520            $          -     $    (102,520)       $          -

Stock issued for book rights               10,250,000              -                       -                 -                   -
                                       ---------------   ------------     -------------------  ----------------   -----------------

Balance, December 31, 2003                 22,250,000        102,520                       -          (102,520)                  -

Contributed officer services                        -              -                 100,000                 -             100,000

Contributed legal services                          -              -                   2,500                 -               2,500

Net loss, 2004                                      -              -                       -          (106,211)           (106,211)
                                       ---------------   ------------     -------------------  ----------------   -----------------

Balance, December 31, 2004                 22,250,000        102,520                 102,500          (208,731)             (3,711)

Contributed legal services                          -              -                   7,500                 -               7,500

Net loss, 2005                                      -              -                       -          (245,365)           (245,365)
                                       ---------------   ------------     -------------------  ----------------   -----------------

Balance, December 31, 2005                 22,250,000      $ 102,520            $    110,000     $    (454,096)       $   (241,576)
                                       ===============   ============     ===================  ================   =================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   SMITTEN PRESS: LOCAL LRE AND LEGENDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                               For the period from
                                                                                                   June 1, 2003
                                                                     Year Ended December 31,      (Inception) to
                                                                     2005            2004        December 31, 2005
                                                                 --------------  -------------  ------------------
Cash Flows from Operating Activities:
    Net loss                                                     $(245,365)         $(106,211)         $(351,576)
    Adjustment to reconcile net loss to net cash used in
       operating activities:
       Contributed consulting services                                  --            100,000            100,000
       Contributed Legal Services                                    7,500              2,500             10,000
    Changes in operating assets and liabilities:
       Increase (decrease) in:
       Accrued Compensation - Officer                              220,000                 --            220,000
       Accounts payable                                             (2,787)             3,633                846
                                                                 ---------          ---------          ---------
NET CASH USED IN OPERATING ACTIVITIES                              (20,652)               (78)           (20,730)
                                                                 ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party loans and advances                  20,630                100             20,730
                                                                 ---------          ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           20,630                100             20,730
                                                                 ---------          ---------          ---------

Net Increase (Decrease) in Cash and Cash Equivalents                   (22)                22                 --

Cash and Cash Equivalents at Beginning of Period                        22                 --                 --
                                                                 ---------          ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $      --          $      22          $      --
                                                                 =========          =========          =========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                                     $      --          $      --          $      --
                                                                 =========          =========          =========
    Taxes                                                        $      --          $      --          $      --
                                                                 =========          =========          =========





               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                   SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                -----------------

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------

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

      Significant estimates in 2005 and 2004 include an estimate of the deferred tax asset valuation allowance and valuation of contributed services.

      (D) CASH EQUIVALENTS

      For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                   SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                -----------------


      (E) WEBSITE DEVELOPMENT COSTS

      In accordance with EITF Issue No. 00-2, the Company accounts for its website in accordance with Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").

      SOP 98-1 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage. The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years.

      (F) STOCK-BASED COMPENSATION

      The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

      The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS
      123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

      (G) PROMOTER CONTRIBUTION AND CONTRIBUTED SERVICES

      The Company accounts for assets provided to the Company by promoters in exchange for capital stock at the promoter's original cost basis. The value of services provided to the Company by its outside attorney was $7,500 in 2005, which was recorded as contributed legal services. In 2004, the Company recorded $100,000 of contributed consulting services and $2,500 of contributed legal services.

      (H) REVENUE RECOGNITION

      The Company intends on recognizing revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue will be recognized when persuasive evidence of an arrangement exists, as services are provided or when product is delivered, and when collection of the fixed or determinable selling price is reasonable assured.

                   SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                -----------------

      (I) INCOME TAXES

      The Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

      (J) COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) includes net loss as currently reported by the Company adjusted for other comprehensive income, net of comprehensive losses. Other comprehensive income for the Company consists of unrealized gains and losses related to the Company's foreign currency cumulative translation adjustment. The comprehensive loss for the periods presented in the accompanying financials statements was not material.

      (K) FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

      At December 31, 2005 the fair value of current liabilities approximated book value.

      (L) NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

      In December 2004, the FASB issued SFAS 153 "Exchanges of Non-monetary Assets" - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement are effective for the Company beginning with its fiscal year ending 2006.

                   SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                -----------------

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this SFAS requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of equity or net assets for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this SFAS requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company adopted this SFAS as of January 1, 2006. There is no current impact on the Company's financial statements with the adoption of this FASB.

NOTE 2 COMMITMENTS AND CONTINGENCIES
------------------------------------

In exchange for a total of 10,250,000 of the Company's common shares, in 2003 the Company entered into a Literary Marketing Rights Agreement with Richard Smitten. Under the agreement, Richard Smitten grants the Company a perpetual exclusive right to market local lore and legend magazines written or developed by or through Richard Smitten. As Mr. Smitten is considered a promoter to the Company, the intangible rights and inventory were recorded on the Company's records at their original cost basis to Richard Smitten of zero as determined under U.S. Generally Accepted Accounting Principles.

NOTE 3 STOCKHOLDERS' DEFICIENCY
-------------------------------

In January 1990, the Company issued 12,000,000 common shares in return for printing equipment and goodwill. The assets were valued at $120,000 based on a contemporaneous offering price of $0.001 per common share and subsequently impaired and expensed.

In June 2003, the Company issued 10,250,000 shares to R. L. Smitten for perpetual exclusive rights to market local lore and legend magazines. There was no net accounting effect of this transaction. (See Note 2)

During 2004, compensation in the amount of $100,000 was charged to additional paid-in capital for services provided by the officer.

                   SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                -----------------

During 2004, legal expenses in the amount of $2,500 were charged to additional paid-in capital for legal services provided.

During 2005, legal expenses in the amount of $7,500 were charged to additional paid-in capital for legal services provided.

NOTE 4 INCOME TAXES
-------------------

There was no income tax expense for the years ended December 31, 2005 and 2004 due to the Company's not losses. The Company has established a 100% valuation allowance against any deferred tax assets which primarily relate to the Company's net operating loss carryforwards.

NOTE 5 RELATED PARTIES
----------------------

Office space is provided on a month-to-month basis by our CEO for no charge, however, for all periods presented, the value was De Minimis.

A promoter contributed certain rights and inventory to the Company for 10,250,000 common shares in 2003. (See Notes 2 and 3)

During each of the years ended December 31, 2005 and December 31, 2004, the Company received proceeds totaling $100 from the Company's sole officer. These loans are non-interest bearing and due on demand.

NOTE 6 GOING CONCERN
---------------------

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $245,365 and $20,652 respectively, in 2005 and a deficit accumulated during development stage of $351,576 and stockholders deficiency of $241,576 at December 31, 2005 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to raise capital with a stock offering in future years. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES

The Corporation maintains controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

----------------------------------- ---------- ---------------------------------
     Name                              Age          Position
----------------------------------- ---------- ---------------------------------

Richard Smitten                        66      Chairman of the Board
----------------------------------- ---------- ---------------------------------

Mr. Richard Smitten joined us at inception in June 1994. From July 1985 to date, has been an author. He has written and published 11 books. Prior to 1985 Mr. Smitten was the executive vice-president of MTS International a global personnel company. Before that, Mr. Smitten was the Canadian marketing director for the Vicks consumer goods company, makers of Vicks Vaporub and cold products, Lavoris and Clearasil. Mr. Smitten is a graduate of University of Western Ontario, located in London Ontario. His last three books were on the stock market and written for Trader's Press and John Wiley and Sons. He has been president of Smitten Press: Local Lore and Legends, Inc., a Canadian company proposing to publish and distribute local historical publications, since July 2003.

Our bylaws provide that the board of directors shall consist of a minimum of one member until changed by amendment to the applicable section of the bylaws, adopted by the majority of the voting power of the corporation. There is currently only one director.

Family Relationships
--------------------

There are no family relationships among our officer, director, or persons nominated for or anticipated to assume such positions.

Section 16(a) of the Securities Exchange Act of 1934, as amended
----------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that Mr. Smitten's initial Form 3 was not timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

We accrued but did not pay compensation to our officer and director during the fiscal year ending December 31, 2005. We estimated the value of services provided Mr. Smitten during 2004 as $100,000 which we charged to compensation expense and treated as contributed services.

We have an employment agreement with but no key person insurance on Mr. Smitten. The employment agreement provides as follows:

Effective Date: The effective date of the agreement was deemed January 1, 2005 notwithstanding the execution date.

The Employment shall be for a one year term extendable for two more years.

Compensation--As full compensation for all services provided herein, Smitten Press shall pay or cause to be paid to Mr. Smitten, and Mr. Smitten shall accept a salary, at an annual rate of $ 120,000.00 U.S. funds, in equal installments, to be paid monthly. In addition, Mr. Smitten shall be paid a bonus of $100,000 effective January 1, 2005.

Smitten Press agrees that Mr. Smitten's compensation will be reviewed annually by assessing Mr. Smitten's achievement of the overall objectives established by Smitten Press. Mr. Smitten agrees that increases in compensation are wholly within the discretion of Smitten Press.

In addition to the fixed remuneration, Mr. Smitten may receive from Smitten Press a bonus payment based upon Mr. Smitten achieving personal and corporate financial objectives. The entitlement to and the amount of the bonus payment will be in the absolute discretion of Smitten Press, and should not be deemed to be part of salary. The payments referred to herein shall be subject to such deductions by Smitten Press as Smitten Press is from time to time required to make pursuant to law, government regulations order, or by agreement or consent of Mr. Smitten.

Expenses:

 Mr. Smitten shall be entitled to reimbursement by Smitten Press for reasonable expenses actually incurred on behalf of Smitten Press in the course of Mr. Smitten's employment by Smitten Press, upon the presentation by Mr. Smitten, from time to time, of an itemized account of such expenditures together with such receipts as Smitten Press may request.

Benefits

Mr. Smitten shall participate in all Smitten Press's standard benefits plan, and/or stock option plans, but such plans may be amended or canceled, from time to time at the sole discretion of Smitten Press, and all other terms in the Agreement shall prevail notwithstanding any such amendment or cancellation.

Termination

The parties understand and agree that the Agreement may be terminated as follows in each of the specified circumstances:

By Smitten Press, at any time, without the requirement of providing either notice of termination, pay in lieu thereof, severance, or any other payments, for any material breach of the Agreement by Mr. Smitten, or for any other reason that constitutes just cause, including, but not limited to the following:

      o     Neglect of duties;

      o     Dishonesty or fraud;

      o     Theft;

      o     Breach of fiduciary duties;

      o     Breach of the covenants set out in the agreement.

By Mr. Smitten, at any time, for any reason whatsoever, upon Mr. Smitten giving Smitten Press one (1) months written notice. However, Smitten Press may waive such notice, in whole or in part, in which case Mr. Smitten will be deemed to have resigned immediately.

By Smitten Press, in Smitten Press's sole discretion and for any reason whatsoever, by providing Mr. Smitten with 2 weeks' written notice of termination, or immediately, by paying Mr. Smitten an amount equal to the period of notice. Should the aforesaid notice, or pay in lieu thereof be less than the amount prescribed by law.

 Smitten Press retains the discretion to provide Mr. Smitten additional notice, or pay in lieu thereof, without forfeiting or prejudicing its right to terminate Mr. Smitten pursuant to the agreement.

For the period ending December 31, 2005, we recorded $120,000 in compensation anad $100,000 as a bonus compensation to Mr. Smitten, none of which has been paid.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by the board of directors as a whole. Mr. Smitten, the sole member of the board of directors, is not an independent director. Thus, there is a potential conflict in that the board member who is management will participate in discussions concerning management compensation, including his conducting his own annual review and determining his own bonus and performance goals, and audit issues that may affect management decisions.

Board Compensation
------------------

Our directors do not receive cash compensation for his services as director.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the ownership, as of the date of this annual report, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. Given Hurricane Katrina and the relocation of our offices, we are examining the feasibility of testing our business plan in New Orleans or some other location. Based upon our conclusions and in order to protect shareholder value, we may seek acquisitions, or a private sale of management's stock, most likely in a transaction involving an NASD broker, which could result in a change of control. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

----------------------------   --------------------------  --------------------
Name address of beneficial     Amount of beneficial        Percentage
owner                          owner ship
----------------------------   --------------------------  --------------------
Richard Smitten                15,270,000                  68
3675 N E Skyline Drive,
Jensen Beach, FL 34957-3917

----------------------------   --------------------------  --------------------
All directors and              15,270,000                  68
executive officers as a
group (two persons)
----------------------------   --------------------------  --------------------

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 22,250,000 shares of common stock outstanding as of December 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have the exclusive rights to market local lore and legend mini-books written or developed by or through Mr. Smitten. In June 2003, we issued Mr. Smitten an aggregate of 10,250,000 shares of common stock for these rights based upon the amount of time, effort and funds he indicated he had expended in developing these rights, which he indicated he valued in excess of $10,250. As our stock had no par value, we valued these shares at a di minimus value of $.001 per share. Under GAAP, however, due to the related party nature of the transaction, we did not record any asset value for these rights.

Mr. Smitten has advanced $200 and paid $20,530 of our operating expenses as of December 31, 2005. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand.

Office space is provided on a month-to-month basis by our CEO for no charge.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, other than the above transactions, we have not had any transactions with any promoter.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   List of documents filed as part of this Report:

      None

(b)   Exhibits:

      The following exhibits listed are filed as part of this Report:

      31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Richard Smitten


      32.1 Section 1350 Certification, Richard Smitten

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i)   Audit Fees--

2005 = $11,500

2004 = $4,900

(ii)  Audit Related Fees

      None

(iii) Tax Fees

      None

(iv)  All Other Fees

      None

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2005 or 2004.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Title                             Name                 Date                Signature

Principal Executive
Officer                     Richard Smitten       April 15, 2005      /s/ Richard Smitten

Principal Accounting
Officer                     Richard Smitten       April 15, 2005      /s/ Richard Smitten

Principal Financial
Officer                     Richard Smitten       April 15, 2005      /s/ Richard Smitten



Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.


SIGNATURE                         NAME                TITLE          DATE
---------                         ----                -----          ----

 /s/ Richard Smitten        Richard Smitten           Director    April 15, 2005


                                 CERTIFICATIONS
                                 --------------