Form 10QSB
period 2006-03-31
SMITTEN PRESS LOCAL LORE & LEGENDS INC
filed 2006-05-22
CIK 1315718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006

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


Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No[_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,250,000 shares of common stock outstanding as of March 31, 2006.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

PART I - Financial Information
Item 1. Financial Statements
Item 2.  Plan of Operations
Item 3. Controls and Procedures
PART II - OTHER INFORMATION
Item 1   Legal Proceedings
Item 2  Changes in Securities
Item 3  Defaults upon Senior Securities
Item 4  Submission of Matters to a Vote of Security Holders
Item 5  Other Information
Item 6  Exhibits

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2005, previously filed with the Commission.

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)

                              Financial Statements
                                 March 31, 2006
                                   (Unaudited)

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)


                                    Contents


                                                                         Page(s)


Balance Sheet (Unaudited)                                                   2

Statement of Operations (Unaudited)                                         3

Statement of Cash Flows (Unaudited)                                         4

Notes to Financial Statements (Unaudited)                                   5

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2006
                                   (Unaudited)


                             ASSETS

Current Assets
    Cash                                              $      --
                                                      ---------
Total Assets                                          $      --
                                                      =========

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
    Accounts Payable                                  $     846
    Loan Payable- Stockholder                               200
    Due to Officer                                       20,530
    Accrued compensation - officer                      250,000
                                                      ---------
Total Current Liabilities                               271,576
                                                      ---------

Total Liabilities                                       271,576
                                                      ---------

Commitments and Contingencies

Stockholders' Deficiency
    Common stock, no par value, unlimited shares
      authorized, 22,250,000 issued and outstanding     102,520
    Additional paid-in capital                          110,000
    Accumulated Deficit                                (102,520)
     Deficit accumulated during development Stage      (381,576)
                                                      ---------

                                                      ---------
Total Stockholders' Deficiency                         (271,576)
                                                      ---------

Total Liabilities and Stockholders' Deficiency        $      --
                                                      =========


                 See accompanying notes to financial statements

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                  Three Months           Period from
                                                     Ended           June 1, 2003 (inception
                                                    March 31        of development stage) to
                                                2006        2005        March 31, 2006
                                             ----------   -----------   --------------
Revenues                                     $       --   $        --   $           --
                                             ----------   -----------   --------------
Operating Expenses
     Legal                                           --         1,875           10,000
     General and administrative                      --         7,485           21,576
     Compensation - officer                      30,000       130,000          350,000
                                             ----------   -----------   --------------
Total Operating Expenses                         30,000       139,360          381,576
                                             ----------   -----------   --------------

Net Income/(Loss)                            $  (30,000)  $  (139,360)  $     (381,576)
                                             ==========   ===========   ==============

Net Loss per share - Basic and diluted       $        -   $     (0.01)  $        (0.02)
                                             ==========   ===========   ==============

Weighted Average Shares Outstanding
  - Basic and diluted                        22,250,000    22,250,000       22,250,000
                                             ==========   ===========   ==============

                 See accompanying notes to financial statements

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                   Three Months    For the period from
                                                                      Ended           June 1, 2003
                                                                     March 31,       (Inception) to
                                                                 2006        2005    March 31, 2006
                                                               ---------   ---------    ---------
Cash Flows from Operating Activities:
    Net loss                                               $     (30,000)  $(130,047)   $(381,576)
    Adjustment to reconcile net loss to net cash used in
       operating activities:                                                      --           --
       Consulting                                                     --          --      100,000
       Legal                                                          --          --       10,000

    Changes in operating assets and liabilities:
       Increase (decrease) in:                                        --          --           --
       Accrued compensation - officer                             30,000     130,000      250,000
       Due to Officer                                                 --          --       20,530
       Accounts Payable                                                                       846
                                                               ---------   ---------    ---------

Net Cash Used in Operating Activities                                 --         (47)        (200)
                                                               ---------   ---------    ---------

Cash Flows from Investing Activities:
                                                               ---------   ---------    ---------
Net Cash Used in Investing Activities                                 --          --           --
                                                               ---------   ---------    ---------

Cash Flows from Financing Activities:
    Proceeds fron note payable- related party                                    100          200
                                                               ---------   ---------    ---------

Net Cash Provided by Financing Activities                             --         100          200
                                                               ---------   ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents                  --          53           --

Cash and Cash Equivalents at Beginning of Period                      --          22           --
                                                               ---------   ---------    ---------

Cash and Cash Equivalents at End of Period                     $      --   $      75    $      --
                                                               =========   =========    =========
Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                                   $      --   $      --    $      --
                                                               =========   =========    =========
    Taxes                                                      $      --   $      --    $      --
                                                               =========   =========    =========

               See accompanying notes to the financial statements

Note 1   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of the company for the year ending December 31, 2005 included in the company's Form 10-KSB.

Note 2  Going Concern

As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $271,576, and a deficit accumulated during the development stage of $381,576 at March 31, 2006; and a net loss during the three months ended March 31, 2006 of $30,000. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

Note 3   Related Parties

For the three months ended March 31, 2006, the company recorded officer's compensation of $30,000.

Related parties balances at March 31, 2006 consist of the following:

Loan-Payable -Stockholder       $    200
Due to officer                    20,530
Accrued compensation- officer    250,000
                                --------

Total                           $270,730
                                ========


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

                              Secure                    6 months after             $15,000 - to be
                              additional                initial sales              done by
                              inventory                 commence                   management

Additional                                              6 months after             $2,500 - to be
Development of                                          initial sales              outsourced
Website                                                 commence

Creation of                                             6 months after             $25,000 - to be
additional local                                        initial sales              done by
lore and legend                                         commence                   management
mini-books

We anticipate all additional work necessary for the development and operation of our business not performed by management will be outsourced. With Hurricane Katrina, we are currently examining the feasibility of beginning our operations in a new location or taking other action to enhance shareholder value, but have made no determination as of the date of this filing.

Liquidity and Capital Resources

As reflected in our financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $271,576, and a deficit accumulated during the development stage of $381,576, and accrued compensation-officer of $250,000 at March 31, 2006; and a net loss during the three months ended March 31, 2006 of $30,000. In addition, as of March 31, 2006, we had no of current cash available, which is not sufficient to meet our needs as described below.

Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $2,000 per quarter, will be funded as a loan from management, to the extent that funds are available to do so. Management has advanced $200 and paid $20,530 of our operating expenses as of March 31, 2006. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year ended December 31, 2005 that there is substantial doubt about our ability to continue as a going concern over the next twelve months from December 31, 2005. Our poor financial condition could inhibit our ability to achieve our business plan.

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

Date: March 20, 2006
      --------------


By: /s/ Richard Smitten
    -------------------

      President and Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer