Form 10QSB
period 2006-06-30
SMITTEN PRESS LOCAL LORE & LEGENDS INC
filed 2006-08-11
CIK 1315718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,250,000 shares of common stock outstanding as of June 30, 2006.

    Transitional Small Business Disclosure Format (check one): Yes [] No [X]

                                TABLE OF CONTENTS
                                -----------------

PART I - Financial Information...............................................4

Item 1. Financial Statements.................................................4

Item 2. Plan of Operations..................................................11

Item 3. Controls and Procedures.............................................13

PART II - OTHER INFORMATION.................................................13

Item 1. Legal Proceedings...................................................13

Item 2. Changes in Securities...............................................13

Item 3. Defaults upon Senior Securities.....................................13

Item 4. Submission of Matters to a Vote of Security Holders.................13

Item 5. Other Information...................................................14

Item 6. Exhibits............................................................14

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, previously filed with the Commission.

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)

                              Financial Statements
                                  June 30, 2006
                                   (Unaudited)

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)


                                    Contents



                                                                 Page(s)


Balance Sheet (Unaudited)                                           7

Statements of Operations (Unaudited)                                8

Statements of Cash Flows (Unaudited)                                9

Notes to Financial Statements (Unaudited)                          10

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2006
                                   (Unaudited)


                                     ASSETS
                                     ------

Current Assets
    Cash                                                              $   2,250
                                                                      ---------
Total Assets                                                          $   2,250
                                                                      =========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities
    Accounts Payable                                                  $   1,690
    Loan Payable- Stockholder                                               200
    Due to Officer                                                       38,103
    Accrued compensation - officer                                      280,000
                                                                      ---------
Total Current Liabilities                                               319,993
                                                                      ---------
Total Liabilities                                                       319,993
                                                                      ---------

Stockholders' Deficiency
    Common stock, no par value, unlimited shares
       authorized, 22,250,000 issued and outstanding                    102,520
    Additional paid-in capital                                          110,000
    Accumulated Deficit                                                (102,520)
     Deficit accumulated during development Stage                      (427,743)
                                                                      ---------
Total Stockholders' Deficiency                                         (317,743)
                                                                      ---------
Total Liabilities and Stockholders' Deficiency                        $   2,250
                                                                      =========

                 See accompanying notes to financial statements

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                 June 30, 2006
                                   (Unaudited)

                                                 Three Months                    Six Months                     Period from
                                                    Ended                           Ended                 June 1, 2003 (inception
                                                   June 30                         June 30                of development stage) to
                                             2006            2005            2006            2005              June 30, 2006
                                         ------------    ------------    ------------    ------------    ------------------------
Revenues                                 $         --    $         --    $         --    $         --    $                     --
                                         ------------    ------------    ------------    ------------    ------------------------
Operating Expenses
    Legal                                       5,000           1,875           5,000           3,750                      15,000
    General and administrative                 11,167              43          11,167           7,528                      32,743
    Compensation - officer                     30,000          30,000          60,000         160,000                     380,000
                                         ------------    ------------    ------------    ------------    ------------------------
Total Operating Expenses                       46,167          31,918          76,167         171,278                     427,743
                                         ------------    ------------    ------------    ------------    ------------------------

Net Income/(Loss)                        $    (46,167)   $    (31,918)   $    (76,167)   $   (171,278)   $               (427,743)
                                         ============    ============    ============    ============    ========================

Net Loss per share - Basic and diluted   $         --    $         --    $         --    $      (0.01)   $                  (0.02)
                                         ------------    ------------    ------------    ------------    ------------------------

Weighted Average Shares Outstanding
  - Basic and diluted                      22,250,000      22,250,000      22,250,000      22,250,000                  22,250,000
                                         ============    ============    ============    ============    ========================

                 See accompanying notes to financial statements

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                 June 30, 2006
                                   (Unaudited)

                                                              Six Months         For the period from
                                                                Ended               June 1, 2003
                                                               June 30,            (Inception) to
                                                          2006        2005         June 30, 2006
                                                       ---------    ---------    -------------------
Cash Flows from Operating Activities:
    Net loss                                             (76,167)    (171,278)              (427,743)
    Adjustment to reconcile net loss to net cash
       used in operating activities:
       Consulting                                             --           --                100,000
       Contributed legal services                             --        3,750                 10,000
    Changes in operating assets and liabilities:
       Increase (decrease) in:
       Accrued compensation - officer                     60,000      160,000                280,000
       Accounts Payable                                      844       (3,633)                 1,690
                                                       ---------    ---------    -------------------
Net Cash Used in Operating Activities                    (15,323)     (11,161)               (36,053)
                                                       ---------    ---------    -------------------
Cash Flows from Financing Activities:
    Proceeds from related party loans and advances        17,573       11,171                 38,303
                                                       ---------    ---------    -------------------
Net Cash Provided by Financing Activities                 17,573       11,171                 38,303
                                                       ---------    ---------    -------------------
Net Increase (Decrease) in Cash and Cash Equivalents       2,250           10                  2,250

Cash and Cash Equivalents at Beginning of Period              --           22                     --
                                                       ---------    ---------    -------------------
Cash and Cash Equivalents at End of Period             $   2,250    $      32    $             2,250
                                                       =========    =========    ===================

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
    Interest                                           $      --    $      --    $                --
                                                       =========    =========    ===================
    Taxes                                              $      --    $      --    $                --
                                                       =========    =========    ===================

                 See accompanying notes to financial statements

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2006
                                   (Unaudited)


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

For further information, refer to the audited financial statements and footnotes of the company for the year ending December 31,2005 included in the company's Form 10-KSB.

Note 2 Going Concern

As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $317,743, and a deficit accumulated during the development stage of $427,743 at June 30, 2006; and a net loss during the six months ended June 30, 2006 of $76,167. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

Note 3 Related Parties

For the six months ended June 30, 2006, the company recorded officer's compensation of $60,000.

Related parties balances at June 30, 2006 consist of the following:

Loan payable - stockholder       $    200
Due to officer                     38,103
Accrued compensation - officer    280,000
                                 --------

   Total                         $318,303
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

Overview

We are a Canadian issuer incorporated in Ontario, Canada on January 15, 1990 under the name Creemore Star Printing, Inc. We operated our printing business until 1999, when unfavorable economic conditions caused us to discontinue operations. We changed our name to Smitten Press: Local Lore and Legends, Inc. on July 15, 2003.

Subsequent to our name change, we reactivated our business with the following focus:

      o     Refining our business plan

      o     Obtaining and developing necessary rights to sell our products

      o     Developing our website at www.smittenpress.com

      o Preparing to sell products through rack jobbers, or persons who set up and maintain newspaper-style boxes, as well as from our website.

Plan of Operations

We have not yet commenced any active operations and, as indicated in our report filed on Form 10-QSB for the period ended March 31, 2006, given the continued delay in recovery in New Orleans due to Hurricane Katrina, have determined that proceeding with our initial business plan will not be viable.

We are now seeking other alternatives to preserve stockholder value, including selling controlling interest to a third party who would subsequently merge an operating business into the company. As of the date of this report, we have no binding agreement, commitment or understanding to do so. Although we have engaged in preliminary discussions with third parties concerning such a transaction, we are not proceeding with any further discussions until we redomicile the company to Nevada and reverse split our issued and outstanding stock at a no-yet-determined ratio, all of which will be the subject of a
Schedule 14A filing anticipated to occur in the near future.

Liquidity and Capital Resources

As reflected in our financial statements as of and for the six months ended June 30, 2006, the Company is inactive, has no revenues, has a stockholders' deficiency of $317,743, a deficit accumulated during the development stage of $427,743, and accrued compensation-officer of $280,000 at June 30, 2006; and a net loss during the six months ended June 30, 2006 of $76,167. In addition, as of June 30, 2006, we had $2,250 of current cash available, which is not sufficient to meet our needs as described below.

Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $2,000 per quarter for 10-QSB quarterly filings and $7,500 per 10-KSB annual filing as well as an anticipated $5,000 with the Schedule 14A filing, will be funded as a loan from management, to the extent that funds are available to do so. Management has advanced $200 and paid $38,103 of our operating expenses as of June 30, 2006. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year ended December 31, 2005 that there is substantial doubt about our ability to continue as a going concern over the next twelve months from December 31, 2005. Our poor financial condition could inhibit our ability to achieve our business plan.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number, Name and/or Identification of Exhibit


      31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Attached

      32 Certification of the Chief Executive Officer and Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.



Date: August 11, 2006                /s/ Richard Smitten
                                     ---------------------------------
                                    Richard Smitten
                                    Chief Executive Officer and
                                    Chief Financial Officer