Form 10QSB
period 2006-09-30
SMITTEN PRESS LOCAL LORE & LEGENDS INC
filed 2006-12-01
CIK 1315718

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

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
(State or other jurisdiction      (Primary Standard         (I.R.S. Employer
     of incorporation or              Industrial          Identification Number)
        organization)         Classification Code Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,250,000 shares of common stock outstanding as of September 30, 2006.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS
                                -----------------

PART I - Financial Information.................................................4

Item 1. Financial Statements...................................................4

Item 2. Plan of Operations.....................................................9

Item 3. Controls and Procedures...............................................11

PART II - OTHER INFORMATI.....................................................11

Item 1. Legal Proceedings.....................................................11

Item 2. Changes in Securities.................................................11

Item 3. Defaults upon Senior Securities.......................................11

Item 4. Submission of Matters to
           a Vote of Security Holders.........................................11

Item 5. Other Information.....................................................11

Item 6. Exhibits..............................................................12

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, previously filed with the Commission.

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)

                              Financial Statements
                               September 30, 2006
                                   (Unaudited)

Contents

                                                                         Page(s)

Balance Sheet (Unaudited)                                                      5

Statements of Operations (Unaudited)                                           6

Statements of Cash Flows (Unaudited)                                           7

Notes to Financial Statements (Unaudited)                                      8

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2006
                                   (Unaudited)

                                     ASSETS
                                     ------

Current Assets
    Cash                                                              $   2,751
                                                                      ---------
Total Assets                                                          $   2,751
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities
    Accounts Payable                                                  $  22,381
    Due to Stockholder                                                   43,303
    Accrued compensation - officer                                      310,000
                                                                      ---------
Total Current Liabilities                                               375,684
                                                                      ---------
Total Liabilities                                                       375,684
                                                                      ---------

Stockholders' Deficiency
    Common stock, no par value, unlimited shares
       authorized, 22,250,000 issued and outstanding                    102,520
    Additional paid-in capital                                          110,000
    Accumulated Deficit                                                (102,520)
     Deficit accumulated during development Stage                      (482,933)
                                                                      ---------
Total Stockholders' Deficiency                                         (372,933)
                                                                      ---------
Total Liabilities and Stockholders' Deficiency                        $   2,751
                                                                      =========

                 See accompanying notes to financial statements

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                               September 30, 2006
                                   (Unaudited)

                                 Three Months                    Nine Months                    Period from
                                    Ended                           Ended                 June 1, 2003 (inception
                                 September 30                    September 30            of development stage) to
                             2006            2005            2006            2005            September 30, 2006
                         ------------    ------------    ------------    ------------    ------------------------
Revenues                 $         --    $         --    $         --    $         --           $         --
                         ------------    ------------    ------------    ------------           ------------
Operating Expenses
Legal                          18,000           1,875          23,000           5,625                 33,000
General
   and administrative           7,190           4,824          18,357          12,352                 39,933
Compensation - officer         30,000          30,000          90,000         190,000                410,000
                         ------------    ------------    ------------    ------------           ------------
Total
Operating Expenses             55,190          36,669         131,357         207,977                482,933
                         ------------    ------------    ------------    ------------           ------------

Net
Income/
(Loss)                   $    (55,190)   $    (36,699)   $   (131,357)   $   (207,977)          $   (482,933)
                         ============    ============    ============    ============           ============

Net Loss per share -
Basic and diluted        $         --    $         --    $      (0.01)   $      (0.01)          $      (0.02)
                         ------------    ------------    ------------    ------------           ------------

Weighted Average
   Shares Outstanding
  - Basic and diluted      22,250,000      22,250,000      22,250,000      22,250,000             22,250,000
                         ============    ============    ============    ============           ============

                 See accompanying notes to financial statements

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                               September 30, 2006
                                   (Unaudited)

                                                       Nine Months           For the period from
                                                          Ended                  June 1, 2003
                                                       September 30,            (Inception) to
                                                     2006         2005        September 30, 2006
                                                   ---------    ---------    -------------------
Cash Flows from
Operating Activities:
    Net loss                                        (131,357)    (207,977)         (482,933)
    Adjustment to reconcile net loss to net cash
       used in operating activities:
       Consulting                                         --           --           100,000
       Contributed legal services                         --        5,625            10,000
    Changes in operating assets and liabilities:
       Increase (decrease) in:
       Accrued compensation - officer                 90,000      190,000           310,000
       Accounts Payable                               21,535        1,167            22,381
                                                   ---------    ---------         ---------
Net Cash Used in Operating Activities                (19,822)     (11,185)          (40,552)
                                                   ---------    ---------         ---------
Cash Flows from Financing Activities:
    Proceeds from related
party loans and advances                              22,573       11,171            43,303
                                                   ---------    ---------         ---------
Net Cash Provided by Financing
Activities                                            22,573       11,171            43,303
                                                   ---------    ---------         ---------
Net Increase (Decrease) in Cash and
Cash Equivalents                                       2,751          (14)            2,751

Cash and Cash Equivalents at
Beginning of Period                                       --           22                --
                                                   ---------    ---------         ---------
Cash and Cash Equivalents at
End of Period                                      $   2,751    $       8         $   2,751
                                                   =========    =========         =========

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
    Interest                                       $      --    $      --         $      --
                                                   =========    =========         =========
    Taxes                                          $      --    $      --         $      --
                                                   =========    =========         =========

                 See accompanying notes to financial statements

                   Smitten Press: Local Lore and Legends, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006
                                   (Unaudited)

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

Note 2 Going Concern

As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $372,932, and a deficit accumulated during the development stage of $482,933 at September 30, 2006; and a net loss and cash used in operations during the nine months ended September 30, 2006 of $131,357 and $19,822, respectively. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

Note 3 Related Parties

For the nine months ended September 30, 2006, the company recorded officer's compensation of $90,000 to one of its shareholders to bring the total accrued compensation to $310,000.

During the nine months ended September 30, 2006, we received additional advances from a shareholder, now deceased, who was our former president until his death, of $22,573 resulting in a balance due of $43,303. Accrued compensation due to the same shareholder and former officer was $310,000 at September 30, 2006. Effective October 1, 2006, the employment agreement was terminated due to his death. His estate remains a related party.

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

Plan of Operations

We have not yet commenced any active operations and, as indicated in our report filed on Form 10-QSB for the period ended June, 2006, given the continued delay in recovery in New Orleans due to Hurricane Katrina and the death of our founder and president Mr. Richard Smitten in September 2006. we have determined that proceeding with our initial business plan will not be viable.

We are now seeking other alternatives to preserve stockholder value, including selling controlling interest to a third party who would subsequently merge an operating business into the company. As of the date of this report, we have no binding agreement, commitment or understanding to do so. We have engaged in preliminary discussions with third parties concerning such a transaction, and we may continue further discussions while we redomicile the company to Nevada and reverse split our issued and outstanding stock at a not-yet-determined ratio, all of which will be the subject of a Schedule 14A filing anticipated to occur in the near future.

Liquidity and Capital Resources

As reflected in our financial statements as of and for the nine months ended September 30, 2006, the Company is inactive, has no revenues, has a working capital deficiency of $372,932, and a deficit accumulated during the development stage of $482,933 at September 30, 2006; and a net loss and cash used in operations during the nine months ended September 30, 2006 of $131,357 and $19,822, respectively. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of September 30, 2006, we had $2,751 of current cash available, which is not sufficient to meet our needs as described below.

Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $2,000 per quarter for 10-QSB quarterly filings and $7,500 per 10-KSB annual filing as well as an anticipated $5,000 with the Schedule 14A filing, will be funded as a loan from Mr. Williams, our new director and person acting as president, to the extent that funds are available to do so. Prior management has advanced $43,303 to pay our operating expenses as of September 30, 2006. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting. Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year ended December 31, 2005 that there is substantial doubt about our ability to continue as a going concern over the next twelve months from December 31, 2005. Our poor financial condition could inhibit our ability to achieve our business plan.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

                                  SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.


Date: November 30, 2006           /s/ Michael T. Williams
                                  ---------------------------------
                                  Michael T. Williams
                                  Director acting as Chief Executive Officer and
                                  Chief Financial Officer