Form 10KSB
period 2006-12-31
SMITTEN PRESS LOCAL LORE & LEGENDS INC
filed 2007-04-12
CIK 1315718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to ________

Commission file number: 000-27795

Smitten Press: Local Lore and Legends, Inc.
(Name of small business issuer in our charter)

Ontario, Canada	5900	98 0427526
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

2503 W. Gardner Ct., Tampa FL 33611. Telephone 813.831.9348

FORMER ADDRESS

3675 N E Skyline Drive, Jensen Beach, FL 34957-3917
Telephone: 772-334-7129

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:
common stock
special shares

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

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

 ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

 APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,250,000 shares of common stock outstanding as of April 10, 2007.

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

Transitional Small Business Disclosure Format (check one): Yes [ ]; No ☒

Part I

Item 1. Description of Business.

We have not yet commenced any active operations and, as indicated in our report filed on Form 10-QSB for the period ended September 30, 2006, given the continued delay in recovery in New Orleans due to Hurricane Katrina and the death of our founder and president Mr. Richard Smitten in September 2006, we have determined that proceeding with our initial business plan will not be viable.

We are now seeking other alternatives to preserve stockholder value, including selling controlling interest to a third party who would subsequently merge an operating business into the company. As of the date of this report, we have no binding agreement, commitment or understanding to do so. Although we have engaged in preliminary discussions with third parties concerning such a transaction, we are not proceeding with any further discussions until we redomicile the company to Nevada and reverse split our issued and outstanding stock at a not-yet-determined ratio, all of which were approved at a stockholders’ meeting on February 19, 2007. We expect the reincorporation to Nevada to occur shortly after the filing of this annual report on Form 10-KSB.

Employees

We have one employee, our President Mr. Michael T. Williams. He currently devotes such time as is necessary to effect our business plan set forth above.

Item 2. Description of Property.

Our executive offices are located at 2503 W. Gardner Ct., Tampa FL 33611. Telephone 813.831.9348. We pay no rent.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. Our securities became qualified for quotation on the OTCBB in 2006 under the symbol SPLIF, but are unpriced and have not traded.

Penny Stock Considerations

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

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

•
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

The over-the-counter bulletin board is separate and distinct from the Nasdaq stock market. Nasdaq has no business relationship with issuers of securities quoted on the over-the-counter bulletin board. The SEC’s order handling rules, which apply to Nasdaq-listed securities don’t apply to securities quoted on the bulletin board.

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

Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the over-the-counter bulleting board rather than on Nasdaq. Investors’ orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with Nasdaq-listed securities.

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

Holders

The number of recorded holders of the Company's common stock as of December 31,
2006 is approximately 42.

Item 6. Management's Discussion and Analysis or Plan of Operation.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10-KSB are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Plan of Operations

We have not yet commenced any active operations and, as indicated in our report filed on Form 10-QSB for the period ended September 30, 2006, given the continued delay in recovery in New Orleans due to Hurricane Katrina and the death of our founder and president Mr. Richard Smitten in September 2006, we have determined that proceeding with our initial business plan will not be viable.

We are now seeking other alternatives to preserve stockholder value, including selling controlling interest to a third party who would subsequently merge an operating business into the company. As of the date of this report, we have no binding agreement, commitment or understanding to do so. Although we have engaged in preliminary discussions with third parties concerning such a transaction, we are not proceeding with any further discussions until we redomicile the company to Nevada and reverse split our issued and outstanding stock at a not-yet-determined ratio, all of which were approved at a stockholders’ meeting on February 19, 2007. We expect the reincorporation to Nevada to occur shortly after the filing of the annual report on Form 10-KSB.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $162,106 and $19,941, respectively, in 2006 and a deficit accumulated during development stage of $513,682 and stockholders deficiency of $396,682 at December 31, 2006 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell controlling interest to a third party who would subsequently merge an operating business into the company. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of December 31, 2006, we had $2,632 of current cash available, which is not sufficient to meet our needs as described below.

All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $2,000 per quarter for 10-QSB quarterly filings and $7,500 per 10-KSB annual filing as well approximately $5,000 with the Schedule 14A filing, will be funded as a loan from Mr. Williams, our current director and president, to the extent that funds are available to do so. Prior management has advanced $200 and paid $43,103 of our operating expenses as of December 31, 2006. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year ended December 31, 2006 that there is substantial doubt about our ability to continue as a going concern over the next twelve months from December 31, 2006. Our poor financial condition could inhibit our ability to achieve our business plan.

Item 7. Financial Statements.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)

Financial Statements

December 31, 2006

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of:
Smitten Press: Local Lore and Legends, Inc.

We have audited the accompanying balance sheet of Smitten Press: Local Lore and Legends, Inc. (a development stage company) as of December 31, 2006 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2006 and 2005 and for the period from June 1, 2003 (inception of development stage) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Smitten Press: Local Lore and Legends, Inc. (a development stage company) as of December 31, 2006, and the results of its operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2006 and 2005 and for the period from June 1, 2003 (inception of development stage) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, in the accompanying financial statements, the Company has a net loss and net cash used in operations of $162,106 and $19,941, respectively, in 2006 and a deficit accumulated during development stage of $513,682 and stockholders deficiency of $396,182 at December 31, 2006 and is a development stage company with no revenues. These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 9, 2007

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2006

ASSETS

Current Assets

Cash	$2,632

Total Assets	$2,632

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Account payable	$38,011
Due to former officer	43,303
Accrued Compensation- Officers	317,500
Total Current Liabilities	398,814

Total Liabilities	398,814

Commitments and Contingencies (Note 2)

Stockholders' Deficiency
Special shares, no par value, unlimited shares
authorized, none issued and outstanding	-
Common stock, no par value, unlimited shares
authorized, 22,250,000 issued and outstanding	102,520
Additional paid-in capital	117,500
Accumulated deficit	(102,520)
Deficit accumulated during development Stage	(513,682)

Total Stockholders' Deficiency	(396,182)

Total Liabilities and Stockholders' Deficiency	$2,632

See accompanying notes to financial statements

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended December 31,		Period from June 1, 2003 (inception of development stage) to December 31,
	2006	2005	2006

Revenues	$-	$-	$-

Operating Expenses
Legal	39,173	7,500	49,173
General and administrative	25,433	17,865	47,009
Compensation - officer	97,500	220,000	417,500
Total Operating Expenses	162,106	245,365	513,682

Net Income/(Loss)	$(162,106)	$(245,365)	$(513,682)

Net Loss per share - Basic and diluted	$(0.01)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding
- Basic and diluted	22,250,000	22,250,000	22,250,000

See accompanying notes to financial statements

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency

Years ended December 31, 2006 and 2005 and
period from June 1, 2003 (inception of development Stage) to
December 31, 2006

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 1, 2003 (inception of development Stage)	12,000,000	102,520	-	(102,520)	-

Stock issued for book rights	10,250,000	-	-	-	-

Balance, December 31, 2003	22,250,000	102,520	-	(102,520)	-

Contributed officer services	-	-	100,000	-	100,000
	-
Contributed legal services	-	-	2,500	-	2,500

Net loss, 2004	-	-	-	(106,211)	(106,211)

Balance, December 31, 2004	22,250,000	$102,520	$102,500	$(208,731)	$(3,711)

Contributed legal services	-	-	7,500	-	7,500

Net loss, 2005	-	-	-	(245,365)	(245,365)

Balance, December 31, 2005	22,250,000	$102,520	$110,000	$(454,096)	$(241,576)

Contributed legal services			7,500		7,500

Net loss, 2006	-	-	-	(162,106)	(162,106)

Balance, December 31, 2006	22,250,000	$102,520	$117,500	$(616,202)	$(396,182)

See accompanying notes to financial statements

Smitten Press: Local Lre and Legends, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31,		For the period from June 1, 2003 (Inception) to December 31,
	2006	2005	2006
Cash Flows from Operating Activities:
Net loss	$(162,106)	$(245,365)	$(513,682)
Adjustment to reconcile net loss to net cash used in
operating activities:
Contributed consulting services	-	-	100,000
Contributed Legal Services	7,500	7,500	17,500
Changes in operating assets and liabilities:
Increase (decrease) in:
Accrued Compensation - Officer	97,500	220,000	317,500
Accounts payable	37,165	(2,787)	38,011
Net Cash Used in Operating Activities	(19,941)	(20,652)	(40,671)

Cash Flows from Financing Activities:
Proceeds from related party loans and advances	22,573	20,630	43,303
Net Cash Provided by Financing Activities	22,573	20,630	43,303

Net Increase (Decrease) in Cash and Cash Equivalents	2,632	(22)	2,632

Cash and Cash Equivalents at Beginning of Period	-	22	-

Cash and Cash Equivalents at End of Period	$2,632	$-	$2,632

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See accompanying notes to the financial statements

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

Note 1 Nature of Business and Summary of Significant Accounting Policies

(A) Description of Business

Smitten Press: Local Lore and Legends, Inc. (the “Company”) was incorporated under the laws of the Canada in January 15, 1990 under the name Creemore Star Printing, Inc. The name was changed to Smitten Press: Local Lore and Legends, Inc. on July 15, 2003. The Company was inactive until June 1, 2003 when it entered the development stage. The Company offers magazines and books for sale. Given the continued delay in recovery in New Orleans due to Hurricane Katrina and the death of the Company’s founder and president Mr. Richard Smitten in September 2006. the Company has determined that proceeding with its initial business plan will not be viable. It is now seeking other alternatives to preserve stockholder value, including selling controlling interest to a third party who would subsequently merge an operating business into the company. As of the date of this report, the Company has no binding agreement, commitment or understanding to do so.
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

Significant estimates in 2006 and 2005 include an estimate of the deferred tax asset valuation allowance and valuation of contributed services.

(D) Cash Equivalents

For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Website Development Costs

In accordance with EITF Issue No. 00-2, the Company accounts for its website in accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”).

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

SOP 98-1 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage. The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years.

(F) Stock-Based Compensation

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. SFAS 123(R) and related interpretations requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company values any employee or non-employee stock based compensation at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application (“MPA”). MPA requires the Company to account for all new stock based compensation to employees using fair value, and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company should recognize the compensation cost for that portion of the award that the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date. There was no accounting effect of implementing SFAS 123R at January 1, 2006.

Prior to January 1, 2006 the Company accounted for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock Based Compensation - Transition and Disclosure,” which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounted for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value was computed using an options pricing model.

(G) Promoter Contribution and Contributed Services

The Company accounts for assets provided to the Company by promoters in exchange for capital stock at the promoter’s original cost basis. The value of services provided to the Company by its outside attorney was $7,500 in each 2006 and 2005, which was recorded as contributed legal services. In 2004, the Company recorded $100,000 of contributed consulting services and $2,500 of contributed legal services.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

(H) Revenue Recognition

The Company intends on recognizing revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue will be recognized when persuasive evidence of an arrangement exists, as services are provided or when product is delivered, and when collection of the fixed or determinable selling price is reasonable assured.

(I) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

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

(K) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

At December 31, 2006 the fair value of current liabilities approximated book value.

(L) New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this SFAS requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of equity or net assets for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this SFAS requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company adopted this SFAS as of January 1, 2006. There is no current impact on the Company’s financial statements with the adoption of this FASB.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB No. 140" (SFAS 156"). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentation and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of its consolidated operations.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition or results of its operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements. "SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for out 2006 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements. The adoption of SAB No. 108 is not expected to have a material impact on the financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company anticipates adopting FIN 48 in the fiscal year starting January 1, 2007 and cannot reasonably estimate the impact of this interpretation at this time.

Note 2 Commitments and Contingencies

In exchange for a total of 10,250,000 of the Company’s common shares, in 2003 the Company entered into a Literary Marketing Rights Agreement with Richard Smitten. Under the agreement, Richard Smitten grants the Company a perpetual exclusive right to market local lore and legend magazines written or developed by or through Richard Smitten. As Mr. Smitten is considered a promoter to the Company, the intangible rights and inventory were recorded on the Company’s records at their original cost basis to Richard Smitten of zero as determined under U.S. Generally Accepted Accounting Principles.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

Note 3 Stockholders’ Deficiency

In January 1990, the Company issued 12,000,000 common shares in return for printing equipment and goodwill. The assets were valued at $120,000 based on a contemporaneous offering price of $0.001 per common share and subsequently impaired and expensed.

In June 2003, the Company issued 10,250,000 shares to R. L. Smitten for perpetual exclusive rights to market local lore and legend magazines. There was no net accounting effect of this transaction. (See Note 2)

During 2004, compensation in the amount of $100,000 was recorded to additional paid-in capital for services provided by the officer.

During 2004, legal expenses in the amount of $2,500 were recorded to additional paid-in capital for legal services provided.

During 2005, legal expenses in the amount of $7,500 were recorded to additional paid-in capital for legal services provided.

During 2006, legal expenses in the amount of $7,500 were recorded to additional paid-in capital for legal services provided.

Note 4 Income Taxes

There was no income tax expense for the years ended December 31, 2006 and 2005 due to the Company’s net losses. The Company has established a 100% valuation allowance against any deferred tax assets which primarily relate to the Company’s net operating loss carryforwards.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes for the years ended December 31, 2006 and 2005, (computed by applying an estimated Corporate tax rate of 40% to loss before taxes), as follows:

	Years Ended December 31,
	2006	2005
Computed “expected” tax benefit	$(64,842)	$(98,146)
Contributed services	3,000	3,000
Change in deferred tax asset valuation allowance	61,842	95,146
	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

Deferred tax assets:
Net operating loss carryforward	$199,481
Total gross deferred tax assets	199,481
Less valuation allowance	(199,481)
Net deferred tax assets	$-

The valuation allowance at December 31, 2005 was $137,639. The net change in valuation allowance during the year ended December 31, 2006 was an increase of $61,842. The Company has net operating losses of approximately $499,000 at December 31, 2006 available to offset future net income through 2026.

The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

Note 5 Related Parties

Office space is provided on a month-to-month basis by our CEO for no charge, however, for all periods presented, the value was De Minimis.

A promoter contributed certain rights and inventory to the Company for 10,250,000 common shares in 2003. (See Notes 2 and 3)

During each of the years ended December 31, 2005 and December 31, 2004, the Company received proceeds totaling $100 from the Company’s sole officer. These loans are non-interest bearing and due on demand.

At December 31,2006 and 2005, accrued compensation officers was $ 317,500 and $ 220,000 respectively. In 2006, $7,500 of this amount is due to the company’s new officer.

For the years ended December 31, 2006 and 2005the principal officer advanced cash to the company of $ 22,573 and $ 20,630 respectively for general and administrative expenses.

Note 6 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $162,106 and $19,941, respectively, in 2006 and a deficit accumulated during development stage of $513,682 and stockholders deficiency of $396,182 at December 31, 2006 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

Note 7 Subsequent events

In February 2007, the board adopted the resolution to change the number of authorized common shares of the corporation from an unlimited number to 50,000,000 and the number of preferred shares of the corporation from an unlimited number to 10,000,000. Such amendments shall be effective on such date as may be determined by the Board of Directors of the Corporation in conjunction with the planned redomicile of the Company to Nevada from Canada.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

Name	Age	Position
Michael T. Williams	58	President/Director
Storey Badger	29	Director

Mr. Williams was elected President and Director in December 2006, subsequent to the death of our founder Mr. Richard Smitten in October 2006. Mr. Williams has been since prior to 2000 the principal of Williams Law Group, P.A., a Tampa Florida law firm. He is a member of the Florida and DC Bar.

Mr. Badger was elected a director in August 2005. From March 2005 to date, he has been president of K Inc., a specialty fashions marketer. From October 2000 to March 2005 he was a skiing coach. From May 2000 to October 2000, he was not employed. Prior to May 2000 he was a student and he received a BA degree from University of Western Ontario in May 2000.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Item 10. Executive Compensation.

We accrued but did not pay compensation to our officer and director during the fiscal year ending December 31, 2006. For the period ending December 31, 2006, we recorded $90,000 to our prior officer and $7,500 to our current officer in compensation which has not been paid.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by the board of directors as a whole. Mr. Williams is not an independent director. Thus, there is a potential conflict in that the board member who is management will participate in discussions concerning management compensation, including his conducting his own annual review and determining his own bonus and performance goals, and audit issues that may affect management decisions.

Board Compensation

Our directors do not receive cash compensation for his services as director.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the ownership, as of the date of this annual report, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. Given Hurricane Katrina and the relocation of our offices, we are examining the feasibility of testing our business plan in New Orleans or some other location. Based upon our conclusions and in order to protect shareholder value, we may seek acquisitions, or a private sale of management’s stock, most likely in a transaction involving an NASD broker, which could result in a change of control. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name	Number of Voting Securities	Type of Ownership	Percentage of Outstanding Shares of Common Stock

Estate of Richard Smitten, by Kelly Smitten, Executrix and Beneficiary, and Kelly Smitten individually 3675 N E Skyline Drive, Jensen Beach, FL 34957-3917 (1)	15,275,000	Direct	68.65%

Notes:

(1)
The estate of Richard Smitten owns 15,270,000 Common Shares and the beneficiary of the estate who is expected to receive these shares is Kelly Smitten, his daughter. In addition, Kelly Smitten personally owns 5,000 Common Shares.

The current directors and officers of the Company own or control, directly or indirectly, no outstanding shares of Common Stock as of December 31, 2006.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 22,250,000 shares of common stock outstanding as of December 31, 2006.

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

For the years ended December 31, 2006 and 2005, Mr. Smitten advanced cash to the company of $ 22,563 and $20,630 respectively for general and administrative expenses. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand.

For the year ended December 31, 2006, our current president contributed $7,500 in legal services, as he had in the prior year before becoming an officer following the death of our prior president.

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

The following exhibits listed are filed as part of this Report:

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Richard Smitten

32.1 Section 1350 Certification, Richard Smitten

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered

(i) Audit Fees—

2005 = $11,500

2006 = $20,000

(ii) Audit Related Fees

None

(iii) Tax Fees

None

(iv) All Other Fees

None

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

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

Title	Name	Date	Signature

Principal Executive Officer Williams	Michael T. Williams	April 11, 2006	/s/ Michael T. Williams

Principal Accounting Williams Officer	Michael T. Williams	April 11, 2006	/s/ Michael T. Williams

Principal Financial Officer Williams	Michael T. Williams	April 11, 2006	/s/ Michael T. Williams

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Michael T. Williams	Michael T. Williams	Director	April 11, 2006