Form 10QSB
period 2007-03-31
SMITTEN PRESS LOCAL LORE & LEGENDS INC
filed 2007-05-10
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-51159

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
(Exact name of small business issuer as specified in charter)

Ontario, Canada	98-0427526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

2503 W. Gardner Ct.
Tampa FL 33611
(Address of principal executive offices)

(813) 831-9348
(Issuer's telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,250,000 shares at May 10, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☒

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED MARCH 31, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to increase our revenues, develop our brands, implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described in connection with any forward-looking statements that may be made in our annual report as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety, except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business. When used in this quarterly report, the terms the "Company," "we," and "us" refers to Smitten Press: Local Lore and Legends, Inc.

SMITTEN PRESS: LOCAL LORE & LEGENDS, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$2,511

Total Assets	$2,511

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Account payable	$49,005
Due to related parties	50,649
Accrued compensation- officers	319,375

Total Current Liabilities	419,029

Total Liabilities	419,029

Commitments and Contingencies (Note 2)

Stockholders' Deficiency
Special shares, no par value, unlimited
shares authorized, none issued and outstanding	-
Common stock, no par value, unlimited shares
authorized, 22,250,000 issued and outstanding	102,520
Additional paid-in capital	119,375
Accumulated deficit	(102,520)
Deficit accumulated during development stage	(535,893)

Total Stockholders' Deficiency	(416,518)

Total Liabilities and Stockholders' Deficiency	$2,511

See notes to unaudited financial statements

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Period from June 1, 2003 (inception of development stage) to
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating Expenses
Professional fees	18,875	-	68,048
General and administrative	1,100	-	48,109
Compensation - officer	1,875	30,000	419,375

Total Operating Expenses	21,850	30,000	535,532

Loss from Operations	(21,850)	(30,000)	(535,532)

Other Expense:
Loss on foreign currency exchange	(361)	-	(361)

Net Loss	$(22,211)	$(30,000)	$(535,893)

Net Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.02)

Weighted Average Shares Outstanding
- Basic and diluted	22,250,000	22,250,000	22,250,000

See notes to unaudited financial statements

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
			June 1, 2003
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,211)	$(30,000)	$(535,893)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Contributed consulting services	-	-	100,000
Contributed legal services	1,875	-	19,375
Changes in assets and liabilities:
Increase (decrease) in:
Accounts payable	10,994	-	328,494
Accrued compensation - officer	1,875	30,000	39,886

NET CASH USED IN OPERATING ACTIVITIES	(7,467)	-	(48,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans and advances	7,346	-	50,649

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,346	-	50,649

NET INCREASE (DECREASE) IN CASH	(121)	-	2,511

CASH - beginning of year	2,632	-	-

CASH - end of period	$2,511	$-	$2,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See notes to unaudited financial statements.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2007
Note 1 - Nature of Business and Summary of Significant Accounting Policies

(A) Description of Business

Smitten Press: Local Lore and Legends, Inc. (the “Company”) was incorporated under the laws of the Canada in January 15, 1990 under the name Creemore Star Printing, Inc. The name was changed to Smitten Press: Local Lore and Legends, Inc. on July 15, 2003. The Company was inactive until June 1, 2003 when it entered the development stage. The Company offers magazines and books for sale. Given the continued delay in recovery in New Orleans due to Hurricane Katrina and the death of the Company’s founder and president Mr. Richard Smitten in September 2006, the Company has determined that proceeding with its initial business plan will not be viable. It is now seeking other alternatives to preserve stockholder value, including selling controlling interest to a third party who would subsequently merge an operating business into the company. As of the date of this report, the Company has no binding agreement, commitment or understanding to do so.

Activities during the development stage include development of a business plan, obtaining and developing necessary rights to sell our products and developing a website.

(B) Basis of Presentation and Foreign Currency

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

For further information, refer to the audited financial statements and footnotes of the company for the year ending December 31,2006 included in the company’s Form 10-KSB.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $22,211 and $7,467, respectively, for the three months ended March 31, 2007 and a deficit accumulated during development stage of $535,893 and stockholders’ deficiency of $416,518 at March 31, 2007 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2007

Note 3 - Related Parties

Office space is provided on a month-to-month basis by our CEO for no charge, however, for all periods presented, the value was not material.

A promoter contributed certain rights and inventory to the Company for 10,250,000 common shares in 2003.

During each of the years ended December 31, 2005 and December 31, 2004, the Company received proceeds totaling $100 from the Company’s former officer. These loans are non-interest bearing and due on demand. Additionally, for the years ended December 31, 2006 and 2005, this former officer advanced cash to the Company of $22,573 and $ 20,530 respectively for general and administrative expenses. At March 31, 2007, amounts owed to this former officer amounted to $43,303. During 2007, the new officer advanced cash to the company of $ 7,346.

At March 31, 2007, accrued compensation - officers was $319,375 and included amounts due to the Company’s former officer of $310,000 and $9,375 due to the Company’s current officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Subsequent to our name change, we reactivated our business with the following focus:
•	Refining our business plan

•	Obtaining and developing necessary rights to sell our products

•	Developing our website at www.smittenpress.com

•	Preparing to sell products through rack jobbers, or persons who set up and maintain newspaper-style boxes, as well as from our website.

Plan of Operations

We have not yet commenced any active operations and due to the death of our founder and president Mr. Richard Smitten in September 2006, we have determined that proceeding with our initial business plan will not be viable.

We are now seeking other alternatives to preserve stockholder value, including selling controlling interest to a third party who would subsequently merge an operating business into the company. As of the date of this report, we have no binding agreement, commitment or understanding to do so. We have engaged in preliminary discussions with third parties concerning such a transaction, and we may continue further discussions while we re-domicile the company to Nevada and reverse split our issued and outstanding stock at a not-yet-determined ratio, all of which will be the subject of a Schedule 14A filing anticipated to occur in the near future.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $22,211 and $7,467, respectively, for the three months ended March 31, 2007 and a deficit accumulated during development stage of $535,893 and stockholders deficiency of $416,518 at March 31, 2007 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell controlling interest to a third party who would subsequently merge an operating business into the Company. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of March 31, 2007, we had $2,511 of current cash available, which is not sufficient to meet our needs as described below.

All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $3,000 per quarter for 10-QSB quarterly filings and $7,500 per 10-KSB annual filing as well approximately $5,000 with the Schedule 14A filing, will be funded as a loan from Mr. Williams, our current director and president, to the extent that funds are available to do so. Prior management has advanced and paid $43,303 of our operating expenses as of December 31, 2006 and Mr. Williams advanced $7,346 to the Company during the three months ended March 31, 2007. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year ended December 31, 2006 that there is substantial doubt about our ability to continue as a going concern over the next twelve months from December 31, 2006. Our poor financial condition could inhibit our ability to achieve our business plan.

ITEM 3. CONTROLS AND PROCEDURES

We maintain controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number, Name and/or Identification of Exhibit

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2
Certification of the Chief Executive Officer and Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

Date: May 10, 2007	/s/ Michael T. Williams
Michael T. Williams Director acting as Chief Executive Officer and Chief Financial Officer