Form 10QSB
period 2007-06-30
SMITTEN PRESS LOCAL LORE & LEGENDS INC
filed 2007-08-14
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-51159

SMITTEN PRESS: LOCAL LORE AND LEGENDS INC.
(Exact name of small business issuer as specified in charter)

Nevada	98-0427526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,250,000 shares at August 10, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED JUNE 30, 2007

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheet (Unaudited) - As of June 30, 2007	3
	Statements of Operations (Unaudited)
	For the Three and Six months Ended June 30, 2007 and 2006	4
	Statements of Cash Flows (Unaudited)
	For the Six months Ended June 30, 2007 and 2006	5
	Notes to Unaudited Financial Statements	6
Item 2.	Management's Discussion and Analysis or Plan of Operation	15
Item 3.	Controls and Procedures	23

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Default Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

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

SMITTEN PRESS: LOCAL LORE & LEGENDS, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$2,391

Total Assets	$2,391

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Account payable	$65,193
Due to related parties	52,149
Accrued compensation- officers	321,250

Total Current Liabilities	438,592

Total Liabilities	438,592

Stockholders' Deficiency
Preferred stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 22,250,000 issued and outstanding	22,250
Additional paid-in capital	201,520
Accumulated deficit	(102,520)
Deficit accumulated during development stage	(557,451)

Total Stockholders' Deficiency	(436,201)

Total Liabilities and Stockholders' Deficiency	$2,391

See notes to unaudited financial statements

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from June 1, 2003 (inception of development stage) to
	2007	2006	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	14,559	5,000	33,434	5,000	82,607
General and administrative	1,808	11,167	2,908	11,167	49,917
Compensation - officer	1,875	30,000	3,750	60,000	421,250

Total Operating Expenses	18,242	46,167	40,092	76,167	553,774

Loss from Operations	(18,242)	(46,167)	(40,092)	(76,167)	(553,774)

Other Expense:
Loss on foreign currency exchange	(3,316)		(3,677)	-	(3,677)

Net Loss	$(21,558)	$(46,167)	$(43,769)	$(76,167)	$(557,451)

Net Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted Average Shares Outstanding
- Basic and diluted	22,250,000	22,250,000	22,250,000	22,250,000	22,250,000

See notes to unaudited financial statements
-4--

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
			June 1, 2003
			(Inception of
	For the Six Months Ended		Development Stage)
	June 30,		to June 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,769)	$(76,167)	$(557,451)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Contributed consulting services	-	-	100,000
Contributed legal services	3,750	-	21,250
Changes in assets and liabilities:
Increase (decrease) in:
Accounts payable	27,182	844	344,682
Accrued compensation - officer	3,750	60,000	41,761

NET CASH USED IN OPERATING ACTIVITIES	(9,087)	(15,323)	(49,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans and advances	8,846	17,573	52,149

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,846	17,573	52,149

NET INCREASE (DECREASE) IN CASH	(241)	2,250	2,391

CASH - beginning of year	2,632	-	-

CASH - end of period	$2,391	$2,250	$2,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See notes to unaudited financial statements.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2007

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

Activities during the development stage include development of a business plan, obtaining and developing necessary rights to sell our products, developing a website, and seeking a merger candidate.

(B) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

For further information, refer to the audited financial statements and footnotes of the company for the year ending December 31,2006 included in the company’s Form 10-KSB.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $43,769 and $9,087, respectively, for the six months ended June 30, 2007 and a deficit accumulated during development stage of $557,451 and stockholders’ deficiency of $436,201 at June 30, 2007 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2007

Note 3 - Related Parties

Office space is provided on a month-to-month basis by our CEO for no charge, however, for all periods presented, the value was not material.

A promoter contributed certain rights and inventory to the Company for 10,250,000 common shares in 2003.

During each of the years ended December 31, 2005 and December 31, 2004, the Company received proceeds totaling $100 from the Company’s former officer. These loans are non-interest bearing and due on demand. Additionally, for the years ended December 31, 2006 and 2005, this former officer advanced cash to the Company of $22,573 and $20,530 respectively for general and administrative expenses. At June 30, 2007, amounts owed to this former officer amounted to $43,303. During 2007, the new officer advanced cash to the company of $8,846.

At June 30, 2007, accrued compensation - officers was $321,250 and included amounts due to the Company’s former officer of $310,000 and $11,250 due to the Company’s current officer.

During the six months ended June 30, 2007, in connection with legal services provided by an officer of the Company, the Company valued this service at their fair market value and recorded compensation expense and contributed capital of $3,750.

Note 4 - Stockholders’ Deficiency

On May 8, 2007, the Company filed Articles of Domestication and Articles of Incorporation with the State of Nevada.  The Company is now a Nevada corporation with 10,000,000 shares of $.001 par value preferred stock authorized and 50,000,000 shares of $.001 par value common stock authorized. The effect of the re-domestication was to reclassify $80,270 to additional paid-in capital from common stock for the change in par value.

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

Overview

We were a Canadian issuer incorporated in Ontario, Canada on January 15, 1990 under the name Creemore Star Printing, Inc. We operated our printing business until 1999, when unfavorable economic conditions caused us to discontinue operations. We changed our name to Smitten Press: Local Lore and Legends, Inc. on July 15, 2003.

On May 8, 2007, we filed Articles of Domestication and Articles of Incorporation with the State of Nevada.  We are now a Nevada corporation with 50,000,000 shares of $.001 par value common stock authorized and 10,000,000 shares of $.001 par value preferred stock authorized.  Our issued and outstanding stock remained the same.

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $43,769 and $9,087, respectively, for the six months ended June 30, 2007 and a deficit accumulated during development stage of $557,451 and stockholders’ deficiency of $436,201 at June 30, 2007 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell controlling interest to a third party who would subsequently merge an operating business into the Company. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of June 30, 2007, we had $2,391 of current cash available, which is not sufficient to meet our needs as described below.

All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $3,000 per quarter for 10-QSB quarterly filings and $7,500 per 10-KSB annual filing as well approximately $5,000 with the Schedule 14A filing, will be funded as a loan from Mr. Williams, our current director and president, to the extent that funds are available to do so. Prior management has advanced and paid $43,303 of our operating expenses as of December 31, 2006 and Mr. Williams advanced $8,846 to the Company during the six months ended June 30, 2007. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On May 8, 2007, we filed Articles of Domestication and Articles of Incorporation with the State of Nevada.  We are now a Nevada corporation with 10,000,000 shares of $.001 par value preferred stock authorized and 50,000,000 shares of $.001 par value common stock authorized.

Item 6. Exhibits

Exhibit Number, Name and/or Identification of Exhibit

2.1 Articles of Domestication

2.2 Articles of Incorporation

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

Date: August 10, 2007	/s/ Michael T. Williams
Michael T. Williams
Director acting as Chief Executive Officer and Chief Financial Officer