Form 10QSB
period 2007-09-30
SMITTEN PRESS LOCAL LORE & LEGENDS INC
filed 2007-12-14
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-51159

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
(Exact name of small business issuer as specified in charter)

Nevada	98-0427526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

2501 NW 34th Place
Pompano Beach, FL 33069
(Address of principal executive offices)

(954) 449-1541
(Issuer's telephone number, including area code)

2503 W. Gardner Ct.
Tampa FL 33611
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,250,000 shares at December 1, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

PART I -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMITTEN PRESS: LOCAL LORE & LEGENDS, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS
Current Assets:
Prepaid expenses	$15,000

Total Current Assets	15,000

Total Assets	$15,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Account payable and accrued expenses	$499
Due to related party	17,050

Total Current Liabilities	17,549

Total Liabilities	17,549

Stockholders' Deficiency
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares authorized, 32,250,000 issued and outstanding	32,250
Additional paid-in capital	1,031,416
Accumulated deficit	(102,520)
Deficit accumulated during development stage	(963,695)

Total Stockholders' Deficiency	(2,549)

Total Liabilities and Stockholders' Deficiency	$15,000

See notes to unaudited financial statements

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from June 1, 2003 (inception of development stage) to
	2007	2006	2007	2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	4,643	18,000	38,077	23,000	87,250
General and administrative	7,424	7,190	10,332	18,357	57,341
Compensation - officer	394,177	30,000	397,927	90,000	815,427

Total Operating Expenses	406,244	55,190	446,336	131,357	960,018

Loss from Operations	(406,244)	(55,190)	(446,336)	(131,357)	(960,018)

Other Expense:
Loss on foreign currency exchange	-	-	(3,677)	-	(3,677)

Net Loss	$(406,244)	$(55,190)	$(450,013)	$(131,357)	$(963,695)

Net Loss per share - Basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.01)	$(0.04)

Weighted Average Shares Outstanding
- Basic and diluted	22,250,000	22,250,000	22,250,000	22,250,000	22,250,000

See notes to unaudited financial statements

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
			June 1, 2003
			(Inception of
	For the Nine Months Ended		Development Stage)
	September 30,		to September 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(450,013)	$(131,357)	$(963,695)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Contributed consulting services	-	-	100,000
Contributed legal services	5,000	-	22,500
Stock-based compensation	392,927	-	392,927
Changes in assets and liabilities:
Prepaid expenses	(15,000)		(15,000)
Accounts payable	35,869	21,535	73,880
Accrued compensation - officer	5,000	90,000	322,500

NET CASH USED IN OPERATING ACTIVITIES	(26,217)	(19,822)	(66,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans and advances	23,585	22,573	66,888

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,585	22,573	66,888

NET INCREASE (DECREASE) IN CASH	(2,632)	2,751	-

CASH - beginning of period	2,632	-	-

CASH - end of period	$-	$2,751	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities
Reduction of liabilities reflected as contributed capital	$445,719	$-	$445,719
Pepaid expenses paid by related party	$15,000	$-	$15,000

See notes to unaudited financial statements.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2007

Note 1 - Nature of Business and Summary of Significant Accounting Policies

(A) Description of Business

Smitten Press: Local Lore and Legends, Inc. (the “Company”) was incorporated under the laws of the Canada in January 15, 1990 under the name Creemore Star Printing, Inc. The name was changed to Smitten Press: Local Lore and Legends, Inc. on July 15, 2003. The Company was inactive until June 1, 2003 when it entered the development stage. The Company offers magazines and books for sale. Given the continued delay in recovery in New Orleans due to Hurricane Katrina and the death of the Company’s founder and president Mr. Richard Smitten in September 2006, the Company has determined that proceeding with its initial business plan will not be viable. It began seeking other alternatives to preserve stockholder value, including selling controlling interest to a third party who would subsequently merge an operating business into the company. On August 30, 2007 a change in control occurred (see below). Activities during the development stage include development of a business plan, obtaining and developing necessary rights to sell our products, developing a website, and seeking a merger candidate.

On August 30, 2007, the Company’s controlling shareholder, the Estate of Richard Smitten, through its executor, Kelley Smitten, sold 15,270,000 restricted shares of the Company’s common stock, which represented 68% of the then outstanding common stock, in a private transaction, to Robert L. Cox in exchange for cash consideration of $600,000 (the “Transaction”). As a result, Robert L. Cox is the Company’s controlling shareholder and new CEO. Robert L. Cox did not engage in any loan transaction in connection with the Transaction, and utilized his personal funds.

(B) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007. For further information, refer to the audited financial statements and footnotes of the company for the year ending December 31,2006 included in the company’s Form 10-KSB.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $450,013 and $26,217, respectively, for the nine months ended September 30, 2007 and a deficit accumulated during development stage of $963,695 and stockholders’ deficiency of $2,549 at September 30, 2007 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company had plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. The sale of a majority interest (approximately 68%) occurred in August 2007 and now management intends to merge an operating entity into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2007

Note 3 - Related Parties

Office space is provided on a month-to-month basis by the Company’s CEO for no charge, however, for all periods presented, the value was not material.

During each of the years ended December 31, 2006, 2005 and December 31, 2004, the Company received proceeds totaling $43,303 from the Company’s former officer ($22,573, $20,630 and $100, respectively) for general and administrative expenses. Additionally, during 2007, a former officer advanced cash to the company of $8,846. On August 30, 2007, in connection with the sale of the Company’s common stock in a private transaction (See Note 1), this debt was settled. Accordingly, the Company reduced this debt by $52,149 and reflected contributed capital of $52,149 by increasing paid-in capital on the accompanying balance sheet.

Prior to August 30, 2007, the Company reflected accrued compensation - officers of $322,500 due to the Company’s former officers of $310,000 and $12,500, respectively. In August 2007, in connection with the sale of the Company’s common stock in a private transaction (See Note 1), this accrued compensation was settled. Accordingly, the Company reduced accrued compensation - officers by $322,500 and reflected contributed capital of $322,500 by increasing paid-in capital on the accompanying balance sheet.

During the nine months ended September 30, 2007, in connection with legal services provided by a former officer of the Company, the Company valued this service at their fair market value and recorded compensation expense and contributed capital of $5,000.

In September 2007, a company related to the Company’s new chief executive officer through common ownership, advanced funds of $17,050 to the Company for working capital purposes. These advances are reflected as due to related party on the accompanying balance sheet, are non-interest bearing and are payable on demand.

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

On August 30, 2007, in connection with the sale of the Company’s common stock in a private transaction (See Note 1), accounts payable amounting to $73,381 was repaid and the former officer’s estate retained the remaining cash balance of $2,311. Accordingly, the Company reduced accounts payable by $73,381 and reduced cash by $2,311 and reflected a contributed capital of $71,070 by increasing paid-in capital on the accompanying balance sheet.

On August 30, 2007, in connection with the sale of the Company’s common stock in a private transaction (See Note 1), amounts due to former officers of the company of $52,149 and accrued compensation - officers of $322,500 was settled. Accordingly, the Company reflected a contributed capital of $374,649 by increasing paid-in capital on the accompanying balance sheet (see Note 3).

On September 30, 2007, the Company issued 10,000,000 shares of its common stock to its chief executive officer for services rendered. The shares were valued and expensed at $392,927 or $0.039 per share which was a contemporaneous sale price in a private transaction where a former officer’s estate sold a portion of his common shares of the Company to the new officer (see Note 1).

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

Plan of Operations

We have not yet commenced any active operations and due to the death of our founder and former president Mr. Richard Smitten in September 2006, we determined that proceeding with our initial business plan was not viable.

On August 30, 2007, our controlling shareholder, the Estate of Richard Smitten, through its executor, Kelley Smitten, sold 15,270,000 restricted shares of our common stock, which represented 68% of the then outstanding common stock, in a private transaction, to Robert L. Cox in exchange for cash consideration of $600,000 (the “Transaction”). As a result, Robert L. Cox is our controlling shareholder and new CEO. Robert L. Cox did not engage in any loan transaction in connection with the Transaction, and utilized his personal funds. Additionally, Robert L. Cox was appointed as our chief executive officer and sole director. Mr. Cox has plans to subsequently merge an operating business into the company.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $450,013 and $26,217, respectively, for the nine months ended September 30, 2007 and a deficit accumulated during development stage of $963,695 and stockholders’ deficiency of $2,549 at September 30, 2007 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. On August 30, 2007, the Company’s former officer sold controlling interest to a third party who intends to subsequently merge an operating business into the Company. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of September 30, 2007, we had no cash available to meet our needs as described below.

All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $3,000 per quarter for 10-QSB quarterly filings and $7,500 per 10-KSB annual filing. Prior management had advanced and paid $43,303 of our operating expenses as of December 31, 2006 and Mr. Williams advanced $8,846 to the Company during the nine months ended September 30, 2007. In connection with the sale of the controlling interest in the Company as discussed elsewhere, these debts were settled and accordingly we do not owe any funds to these former officers.

In September 2007, a company related to the Company’s new chief executive officer through common ownership, advanced funds of $17,050 to the Company for working capital purposes. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet our filing requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2007, we issued 10,000,000 shares of our common stock to our chief executive officer for services rendered. The shares were valued and expensed at $392,927 or $0.039 per share which was a contemporaneous sale price in a private transaction where a former officer sold a portion of his common shares of the Company to the new officer (see Note 1).

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number, Name and/or Identification of Exhibit

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

Date: December 12, 2007	/s/ Robert Cox
Robert Cox
Chief Executive Officer and Chief Financial Officer