Form 10KSB
period 2007-12-31
SMITTEN PRESS LOCAL LORE & LEGENDS INC
filed 2008-04-15
CIK 1315718

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For Fiscal Year Ended: December 31, 2007

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

———————

Smitten Press: Local Lore and Legends, Inc.

(Name of small business issuer in our charter)

———————

Nevada	000-27795	98-0427526
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2501 N.W. 34 Place, Unit 24

Pompano Beach, FL 33069

(Address of Principal Executive Office) (Zip Code)

(954) 449-1534

(Registrant’s Telephone Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,250,000 shares of common stock outstanding as of April 7, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the (the “Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Form 8-K filed on September 7, 2007 is incorporated by reference into this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

TABLE OF CONTENTS

PART I

Item 1.

Description of Business.

1

Item 2.

Description of Property

1

Item 3.

Legal Proceedings

1

Item 4.

Submission of Matters to a Vote of Security Holders

1

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small
Business Issuer Purchases of Equity Securities

2

Item 6.

Management's Discussion and Analysis or Plan of Operation

4

Item 7.

Financial Statements.

7

Item 8.

Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

7

Item 8A.

Controls and Procedures

7

Item 8A(T).

Controls and Procedures

7

Item 8B.

Other Information

7

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16(a) of the Exchange Act

9

Item 10.

Executive Compensation.

11

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

11

Item 12.

Certain Relationships and Related Transactions.

12

Item 13.

Exhibits and Reports on Form 8-K

12

Item 14.

Principal Accounting Fees and Services

13

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-KSB contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different form historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipates,” “belief,” “believes,” “estimates,” “expects,” “intends,” “plans,” and similar statements and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially form what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events, or otherwise.

Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: we have a limited operating history during which we have generated minimal revenues and losses to date; going concern considerations; our dependence on our sole officer and director who has other outside business activities and may therefore be unable to devote a majority of his time to the Company, possibly resulting in periodic disruptions in our operations; the continued quotation of our Common Stock on the Over-the-Counter Bulletin Board as to which there are no assurances, that an active market for our shares will exist, or be sustained; the Sarbanes Oxley Act has increased our accounting and administrative costs; and as may be further set forth in any press releases we may undertake, and other reports filed by us with the U.S. Securities and Exchange Commission (“SEC”). Many of such factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward looking statements contained in this Report will in fact occur. All forward looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

PART – I

Item 1.

Description of Business.

On May 8, 2007, we changed our corporate domicile to Nevada and which was approved by our stockholders at a meeting held on February 19, 2007. Due to the death of our founder and President, Mr. Richard Smitten in September 2006, we did not commence active operations during the 2006 or 2007 fiscal years. Prior management’s plan was to seek other alternatives to preserve stockholder value, including selling a controlling interest to a third party who would subsequently merge an operating business into the Company or otherwise enter into a business combination. As reported on our Form 8-K filed on September 7, 2007 and incorporated by reference, on August 30, 2007, our then controlling shareholder, the Estate of Richard Smitten, through its executor, Kelley Smitten, sold 15,270,000 restricted shares of our common stock, which represented 68% of our then outstanding common stock, in a private transaction, to Robert L. Cox in exchange for cash consideration of $600,000 (the “Transaction”). As a result, Robert L. Cox held 15,270,000 shares of our common stock, which represented 68% of our common stock outstanding. See Item 11. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Following the change of control of the Company, we have continued prior management’s plan to seek other alternatives. Although we have engaged in preliminary discussions with third parties concerning such a transaction, including a possible transaction with an entity of which Mr. Cox is the Chief Executive Officer and President, as of the date of this report we have no binding agreement, commitment or understanding to do so.

Employees

Our current sole officer, director and employee is Robert L. Cox, our Chief Executive Officer, President, Secretary, Treasurer and Principal Accounting Officer. He currently devotes such time as is necessary to effect our business plan set forth above.

We have not engaged in any research and development nor do we anticipate engaging in any research and development until such time as we enter into a transaction with another entity, if any, which will determine whether our business will require research and development. Until such time, we do not anticipate any significant changes in the number of our employees.

Item 2.

Description of Property.

Our executive offices are located at 2501 N.W. 34th Place, Unit 24, Pompano Beach, Florida 33069 and our telephone number is (954) 449-1534. These facilities are provided to us at no cost by Simply Fit Holdings Group, Inc., a private company for which our sole officer and director, Robert L. Cox, is Chief Executive Officer, President and a director. We believe that our facilities are adequate to meet our current needs.

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

Item 3.

Legal Proceedings.

We are not subject to any current lawsuits or claims. See “Item 9. Directors, Executive Officers, Promoters and Control Person”

Item 4.

Submission of Matters to a Vote of Security Holders.

There have not been any submissions of matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2007.

PART – II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our Common Stock was listed for trading on the Over the Counter Bulletin Board (OTCBB) and presently trades under the trading symbol “ SPLIF:BB”. There is presently no established trading market for our common stock and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

The following table sets forth, by fiscal quarter, the high and low closing sale prices reported by OTCBB for the Company’s common stock for the periods indicated.

Quarter Ended	High Bid	Low Bid
FISCAL 2007
March 31, 2007	$0.10	$0.10
June 30, 2007	$0.10	$0.10
September 30, 2007	$0.40	$0.35
December 31, 2007	$0.80	$0.75

Quarter Ended	High Bid	Low Bid
FISCAL 2008
March 31, 2008	$0.50	$0.50

Shareholders

As of April 7, 2008 there were 40 holders of record of our Common Stock.

During the past three years, we have not sold any securities under the Securities Act. An aggregate of 10,000,000 shares of our restricted Common Stock were issued to Robert L. Cox, our sole officer and director in September 2007 for services rendered. See Item 11.“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Penny Stock Considerations

Our shares are "penny stocks" as that term is generally defined in the (the “Exchange Act”) to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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

Reports to Shareholders

We are subject to the information and reporting requirements of the Exchange Act and file periodic reports, proxy statements and other information with the Securities and Exchange Commission.

Common Stock

We have authorized 50,000,000 shares of Common Stock, par value $.001 per share. As of the date hereof, 32,250,000 shares of Common Stock are issued and outstanding.

Each shareholder is entitled to one vote for each share of common stock owned of record. The holders of shares of common stock do not possess cumulative voting rights, which means that the holders of more than fifty percent of the outstanding shares voting for the election of directors can elect all of the directors, and in such event the holders of the remaining shares will be unable to elect any of the Company's directors. Action may be taken without a meeting if a written consent setting forth the action taken is signed by holders of not less than the minimum number of shares necessary to authorize the action if a meeting of all shares entitled to vote were present and voted. If such consent is obtained, within ten days thereof, written notice must be given to holders who did not so consent.

Holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the board of directors may from time to time determine and as permitted by law. Upon the liquidation, dissolution, or winding up of the Company, the assets legally available for distribution to the shareholders will be distributable ratably among the holders of the shares outstanding at the time. Holders of the shares of common stock have no preemptive, conversion, or subscription rights, and shares are not subject to redemption. All outstanding shares of common stock are, and the shares being offered hereby will be, fully paid and non-assessable.

Preferred Stock

The Company has authorized 10,000,000 shares of “blank check” preferred stock available for issuance, par value $.001 per share none of which are issued and outstanding as of the date hereof.

The Company’s Board of Directors is authorized to issue such preferred stock in one or more series and to fix the voting powers and the designations, preferences and relative, participating, optional or other rights and restrictions thereof. Accordingly, we may issue one or more series of preferred stock in the future that will have preference over our common stock with respect to the payment of dividends and upon our liquidation, dissolution or winding up or have voting or conversion rights which could adversely effect the voting power and percentage ownership of the holders of the preferred stock and common stock.

Shares Eligible for Future Sale

There is currently no established public market for any of our securities, and no assurances are given that an established public trading market for our Common Stock will ever develop or be sustained if developed. We cannot assure the extent, if at all, an active market may be developed or be sustained, if developed.

No prediction can be made of the effect, if any, that future market sales, if any, of shares of common stock or the availability of such shares for sale will have on any prevailing market price of the common stock following this offering.

Transfer Agent

The transfer agent for our common stock is Interwest Transfer Company, Inc., which is located at 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117. Its telephone number is (801) 272-9294.

Indemnification of Officers and Directors

The Company’s Articles of Incorporation provide for indemnification of officers and directors to the fullest extent permissible under Nevada law. The Company’s bylaws contain provisions entitling directors and officers of the Company to indemnification from judgments, fines, claims, amounts paid in settlement and reasonable expenses, including attorney's fees, as the result of an action or proceeding in which they may be involved by reason of being or having been a director or officer of the Company, provided said officers or directors acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company..

In so far as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, or otherwise, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 6.

Management's Discussion and Analysis or Plan of Operation.

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

Plan of Operation

We have not yet commenced any active operations and due to the death of our founder and former president Mr. Richard Smitten in September 2006, we determined that proceeding with our initial business plan was not viable.

On August 30, 2007, our then controlling shareholder, the Estate of Richard Smitten, through its executor, Kelley Smitten, sold 15,270,000 restricted shares of our common stock, which represented 68% of the then outstanding common stock, in a private transaction, to Robert L. Cox in exchange for cash consideration of $600,000 (the “Transaction”). As a result, Robert L. Cox is our controlling shareholder and new Chief Executive Officer, President, Secretary, Treasurer and Principal Financial Officer and our sole director. He did not engage in any loan transaction in connection with the Transaction, and utilized his personal funds.

On September 30, 2007, we issued 10,000,000 shares of our Common Stock to Robert L. Cox, our Chief Executive Officer and President, for services rendered. These shares were valued and expensed at $392,927 or $0.039 per share which was the sale price per share in a private transaction where a former officer’s estate sold a portion of his shares of Common Stock of the Company to Mr. Cox.

Mr. Cox is also the President of a privately-held sports beverage company that shares office space with the Company. Mr. Cox is considering entering into a share exchange with this company; however, as of the date of this report we have no binding agreement, commitment or understanding to do so.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $470,860 and $26,366, respectively, for the year ended December 31, 2007 and a deficit accumulated during development stage of $984,542 and stockholders’ deficiency of $23,396 at December 31, 2007 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. On August 30, 2007, the Company’s former officer sold controlling interest to a third party who intends to subsequently merge an operating business into the Company. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of December 31, 2007, we had no cash available to meet our needs as described below.

All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $3,000 per quarter for 10-Q quarterly filings and $7,500 per 10-K annual filing. Prior management had advanced and paid $52,149 since inception of development stage of our operating expenses as of December 31, 2007. In connection with the sale of the controlling interest in the Company as discussed elsewhere, these debts were settled.

During fiscal 2007 in addition to the above advances, a company related to the Robert L. Cox, the Company’s new Chief Executive Officer, through common ownership advanced funds of $17,199 to the Company for working capital purposes. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet our Exchange Act filing requirements, we may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year ended December 31, 2007 that there is substantial doubt about our ability to continue as a going concern over the next twelve months from December 31, 2007. Our poor financial condition could inhibit our ability to achieve our business plan.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Significant estimates in 2007 and 2006 include an estimate of the deferred tax asset valuation allowance, valuation of stock based payments, and valuation of contributed services.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognize the cost resulting from all stock-based payment transactions including shares issued in the financial statements.

Recent Accounting Pronouncements

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

In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “ Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during 2007.

Item 7.

Financial Statements.

Our financial statements and the related notes are set forth on pages F-1 through F-13, attached hereto.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 8A.

Controls and Procedures

Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) or 15d-15 (e) promulgated under the Exchange Act as of the end of the period covered by this Report to determine if such controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. Based upon such evaluation, such person concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements. There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting. In the event that we may receive sufficient funds for internal operational purposes, we plan to retain the services of additional internal management staff to provide assistance to our current management with the monitoring and maintenance of our internal controls and procedures.

Our management does not believe that a control system, no matter how well designed and operated, can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurances that all control issues and instances of fraud, if any, with the Company have been detected.

Item 8A(T).

Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s internal control over financial reporting includes those policies and procedures that:

(i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.

Other Information

Not Applicable

PART – III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

Name	Age	Position
Robert L. Cox	47	CEO, President, Secretary, Treasurer, Principal Financial and Accounting Officer, Chairman of the Board of Directors

Robert L. Cox

Mr. Cox was elected Chief Executive Officer, President, Secretary and Treasurer and the sole director of the Company in September 2007 after the change of control of the Company and the resignation of the Company’s former sole officer and director, Michael Williams, contemporaneously with the election of Mr. Cox.

Since April 2007, Robert L. Cox has been the President, Chief Executive Officer, and Director of Simply Fit Holdings Group, Inc., a privately held Florida corporation in the business of beverage manufacturing and marketing. From June 1983 to March 1987, Mr. Cox was Vice President and then President of C&C Development, a family owned commercial real estate development company located in Hialeah, Florida. From March 1987 to February 1999, he held the positions of Vice President, Executive Vice President, Chief Operating Officer, President, Chief Executive Officer, and Director for Tower Realty Trust, a real estate investment trust, which was publicly traded on the New York Stock Exchange and a Securities and Exchange Commission reporting company, and specialized in the acquisition and development of commercial office properties. From January 2000 to August 2006, Mr. Cox was the President, Chief Executive Officer, and Director for Instacare Corporation, a Nevada corporation and Securities and Exchange Commission reporting company that operated a healthcare distribution business and whose common stock was publicly traded on the OTC Bulletin Board. From August 2006 to April 2007, Mr. Cox was a consultant for small-capitalized companies and assisted in overall corporate structuring and going public concerns. Until 2001, Mr. Cox was a member of the Building Owners and Managers Association of New York (BOMANY). In 1983, Mr. Cox received a Bachelor of Arts, Degree in Business Administration and Finance from Florida State University.

Mr. Cox and Simply Fit Holdings Group, Inc. (SFHG) are named as defendants with others in a lawsuit filed in the U.S. District Court for the Eastern District of New York, Case No. 07CV.5402 (ADS)(ARL). The plaintiff, a New York corporation doing business as Simply Fit of the Northeast, alleges that it entered into an agreement with Simply Fit SFHG in July 2007 to be a master distributor of the SFHG product. The plaintiff alleges that the defendants wrongfully terminated the distributorship agreement and allege against all of the defendants (a) two RICO counts; (b) fraud; (c) breach of contract (solely against SFHG); and (d) unfair competition. The defendants have filed a Motion to Dismiss the Complaint for failure to state a claim and a Motion to Compel Arbitration in Florida since the agreement contained an arbitration provision. Both Motions are pending. The plaintiff has also filed a Motion for a Preliminary Injunction against the defendants which will be heard in July 2008. On or about April 3, 2008, plaintiff filed an amended complaint with the Court in which it added details to its allegations. Defendants will respond to the amended complaint as required by the local rules. Mr. Cox and SFHG deny all of the allegations and intend to vigorously defend against them.

None of our directors holds similar positions in any reporting company under the Exchange Act.

No current director, person nominated to become a director, executive officer, promoter or control person of the Company has, within the past five years:

•

had any bankruptcy petition filed by or against any business or which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Director Fees

We do not currently pay director fees to any of our directors, but may begin compensating outside directors at a reasonable fee to be determined for meetings attended at such time as we may have one or more outside directors. As Mr. Cox currently serves as our sole director, Mr. Cox undertakes directorship activities on an as needed basis.

Stock Option Plan

We do not currently have a stock option plan but may in the future adopt an incentive based employee stock option plan for senior management and key employees, the number of shares subject to and terms and conditions of which are still to be determined. Any future issuances of such options could dilute the voting rights, and economic interests of holders of common stock.

Advisory Board; Consultants

We may form an advisory board comprised of persons with experience in a related industry that may be compensated for serving in such capacity in cash and/or Company securities.

We may also from time to time retain various consultants on a part-time and/or project basis whom may be compensated in such capacity in cash and/or Company securities.

Code of Ethics

We have not as yet adopted a code of ethics due to the small size of the Company. In the event the Company materially increases in size, management intends to consider the need for a code of ethics.

Audit Committee

We do not currently have an audit committee. The entire Board of Directors is currently acting as the audit committee. There is no “audit committee financial expert,” as such term is defined in rules and regulations of the SEC, currently serving on the Board of Directors. However, our sole director believes that he has sufficient knowledge and experience to fulfill his duties and obligations with respect to audit committee functions of the Board of Directors.

Family Relationships

There are no family relationships among our sole officer, director, or persons nominated for or anticipated to assume such positions.

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Item 10.

Executive Compensation.

For the period ending December 31, 2007, we recorded $5,000 to our former officer. Prior to August 30, 2007, the Company reflected accrued compensation for officers of $322,500 due to the Company’s former officers. In August 2007, in connection with the sale of the certain shares of Common Stock from the estate of Mr. Smitten, a former officer and majority shareholder in a private transaction, this accrued compensation was settled. Accordingly, we reduced accrued compensation due prior officers by $322,500 and reflected contributed capital of $322,500 by increasing paid-in capital on the accompanying balance sheet. In addition, Mr. Cox, our sole executive officer, received 10,000,000 shares of Common Stock for services rendered to the Company which were valued at $392,927 or $0.039 per share which was the sale price per share paid in the purchase of shares from Mr. Smitten’s estate.

Mr. Cox is not an independent director. Thus, there is a potential conflict in that the board member who is management will participate in discussions concerning management compensation, including his conducting his own annual review and determining his own bonus and performance goals, and audit issues that may affect management decisions.

Board Compensation

Our director does not currently receive cash compensation for his services as director.

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

As of April 15, 2008, we had 32,250,000 shares of our Common Stock issued and outstanding. The following table sets forth, as of April 15, 2008, the shares of our Common Stock beneficially owned by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, by each officer and director, and by all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Type of Ownership	Percentage of Outstanding Shares of Common Stock

Robert L. Cox (2)(3) c/o the Company	25,270,000	Direct	78.4%

Mazel Tuff LLC
C/O Mazel Tuff Trust # 1	3,000,000	Direct	9.3%
200 East 94th Street, Suite 306
New York, NY 10128

All Officers and Directors as a Group (1) person	25,270,000		78.4%
Direct

———————

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise noted, the persons named have sole voting and investment power with respect to such shares.

(2)

The address of the Company is 2501 N.W. 34 Place, Unit 24, Pompano Beach, FL 33069

(3)

Mr. Cox is the Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board of the Company. He purchased 15,270,000 shares of Common Stock from the Estate of Richard Smitten, the former officer, director and controlling shareholder of the Company. He acquired additional shares of Common Stock directly from the Company in September 2007 for services rendered.

There is no arrangement or understanding currently known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control in the Company.

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

For the year ended December 31, 2006, Mr. Smitten advanced cash to the Company of $22,573 for general and administrative expenses. On August 30, 2007, in connection with the sale of Common Stock by Mr. Smitten’s estate in a private transaction to Mr. Cox, this obligation was satisfied.

For the year ended December 31, 2007, our former President, Michael Williams, contributed $5,000 in legal services, as he had in the prior year before becoming an officer following the death of our Mr. Smitten.

During the year ended December 31, 2007, Simply Fit Holdings Group, Inc., a company related to Robert L Cox, the Company’s new Chief Executive Officer and President through common ownership, advanced funds of $17,199 to the Company for working capital purposes. These advances are reflected as due to a related party on the accompanying balance sheet, are non-interest bearing and are payable on demand.

Our sole officer and director, Robert L. Cox, received 15,270,000 shares of Common Stock in August 2007 as the result of a purchase of such shares from the Estate of the former officer and director of the Company, Richard Smitten, who passed away in September 2006. Mr. Cox also received 10,000,000 shares of Common Stock directly from the Company in September 2007 for services rendered which shares were valued at $392,927 or $0.039 per share based upon the per share price of the shares of Common Stock he purchased from the estate of the former officer in August 2007.

Mr. Cox, who is our sole officer and director and the controlling shareholder of the Company, may be deemed to be a promoter of the Company.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, other than the above transactions, we have not had any transactions with any promoter.

Item 13.

Exhibits and Reports on Form 8-K.

(a)

The following documents are filed herewith as exhibits or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Domestication and Articles of Incorporation in Nevada (1)
3.2	Bylaws
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley act of 2002

———————

(1)

Incorporated by reference to exhibit of the same number filed by the Company with the SEC in Form 10-QSB filed on August 13, 2007.

(b)

Reports on Form 8-K:

A Report on Form 8-K reporting on the change of control of the Company was filed on September 7, 2007.

Item 14.

Principal Accounting Fees and Services

The following table sets forth fees billed to us by our auditors, Salberg & Company, P.A. during the fiscal years ended December 31, 2007 and December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered

(i)

Audit Fees:

2007 = $18,100

2006 = $20,000

(ii)

Audit Related Fees: None

(iii)

Tax Fees: None

(iv)

All Other Fees: None

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ ROBERT L. COX	Principal Executive	April 15, 2008
Robert L. Cox	Officer

/s/ ROBERT L. COX	Principal Accounting	April 15, 2008
Robert L. Cox	Officer

/s/ ROBERT L. COX	Principal Financial	April 15, 2008
Robert L. Cox	Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT L. COX	Director	April 15, 2008
Robert L. Cox

`

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

(A DEVELOPMENT STAGE COMPANY)

`

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Smitten Press: Local Lore and Legends, Inc.

We have audited the accompanying balance sheet of Smitten Press: Local Lore and Legends, Inc. (a development stage company) as of December 31, 2007 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2007 and 2006 and for the period from June 1, 2003 (inception of development stage) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smitten Press: Local Lore and Legends, Inc. (a development stage company) as of December 31, 2007, and the results of its operations, and cash flows for the years ended December 31, 2007 and 2006 and for the period from June 1, 2003 (inception of development stage) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5, in the accompanying financial statements, the Company has a net loss and net cash used in operations of $470,860 and $26,366, respectively, in 2007 and a deficit accumulated during development stage of $984,542 and stockholders deficiency of $23,396 at December 31, 2007 and is a development stage company with no revenues.   These matters raise substantial doubt about its ability to continue as a going concern.  Management’s Plan in regards to these matters is also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 4, 2008

`

SMITTEN PRESS: LOCAL LORE & LEGENDS, INC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2007

ASSETS
Current Assets:
Cash	$—
Total Current Assets	—
Total Assets	$—
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Account payable and accrued expenses	$6,197
Due to related party	17,199
Total Current Liabilities	23,396
Total Liabilities	23,396
Stockholders' Deficiency
Preferred stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	—
Common stock, $.001 par value, 50,000,000 shares
authorized, 32,250,000 issued and outstanding	32,250
Additional paid-in capital	1,031,416
Accumulated deficit	(102,520)
Deficit accumulated during development stage	(984,542)
Total Stockholders' Deficiency	(23,396)
Total Liabilities and Stockholders' Deficiency	$—

See notes to financial statements

`

SMITTEN PRESS: LOCAL LORE & LEGENDS, INC

(A DEVELOPMENT STAGE COMPANY)

	For the Years Ended December 31,		For the Period from June 1, 2003 (inception of development stage) to December 31,
	2007	2006	2007
Revenues	$—	$—	$—
Operating Expenses
Professional fees	43,405	39,173	92,578
General and administrative	25,851	25,433	72,860
Compensation - officer	397,927	97,500	815,427
Total Operating Expenses	467,183	162,106	980,865
Loss from Operations	(467,183)	(162,106)	(980,865)
Other Expense:
Loss on foreign currency exchange	(3,677)	—	(3,677)
Net Loss	$(470,860)	$(162,106)	$(984,542)
Net Loss per share - Basic and diluted	$(0.02)	$(0.01)	$(0.04)
Weighted Average Shares Outstanding
- Basic and diluted	24,770,548	22,250,000	22,719,982

See notes to financial statements

`

SMITTEN PRESS: LOCAL LORE & LEGENDS, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

FOR THE PERIOD FROM JUNE 1, 2003 (INCEPTION OF DEVELOPMENT STAGE) TO
DECEMBER 31, 2007

			Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During Development Stage	Total Stockholders’ Deficiency

	Common Stock
	Shares	Par Value
Balance, June 1, 2003 (Inception of development stage)	12,000,000	$12,000	$90,520	$(102,520)	$—	$—
Common stock issued for book rights	10,250,000	10,250	(10,250)	—	—	—
Balance, December 31, 2003	22,250,000	22,250	80,270	(102,520)	—	—
Contributed officer services	—	—	100,000	—	—	100,000
Contributed legal services	—	—	2,500	—	—	2,500
Net loss for the year	—	—	—	—	(106,211)	(106,211)
Balance, December 31, 2004	22,250,000	22,250	182,770	(102,520)	(106,211)	(3,711)
Contributed legal services	—	—	7,500	—	—	7,500
Net loss for the year	—	—	—	—	(245,365)	(245,365)
Balance, December 31, 2005	22,250,000	22,250	190,270	(102,520)	(351,576)	(241,576)
Contributed legal services	—	—	7,500	—	—	7,500
Net loss for the year	—	—	—	—	(162,106)	(162,106)
Balance, December 31, 2006	22,250,000	22,250	197,770	(102,520)	(513,682)	(396,182)
Shares issued for services	10,000,000	10,000	382,927	—	—	392,927
Contributed legal services	—	—	5,000	—	—	5,000
Contributed capital	—	—	445,719	—	—	445,719
Net loss for the year	—	—	—	—	(470,860)	(470,860)
Balance, December 31, 2007	32,250,000	$32,250	$1,031,416	$(102,520)	$(984,542)	$(23,396)

See notes to financial statements

`

SMITTEN PRESS: LOCAL LORE & LEGENDS, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		For the Period from June 1, 2003 (Inception of Development Stage) to December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(470,860)	$(162,106)	$(984,542)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Contributed consulting services	—	—	100,000
Contributed legal services	5,000	7,500	22,500
Stock-based compensation	392,927	—	392,927
Changes in assets and liabilities:
Accounts payable	41,567	37,165	79,578
Accrued compensation - officer	5,000	97,500	322,500
NET CASH USED IN OPERATING ACTIVITIES	(26,366)	(19,941)	(67,037)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans and advances	23,734	22,573	67,037
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,734	22,573	67,037
NET INCREASE (DECREASE) IN CASH	(2,632)	2,632	—
CASH - beginning of period	2,632	—	—
CASH - end of period	$—	$2,632	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Non-cash investing and financing activities
Reduction of liabilities reflected as contributed capital	$445,719	$—	$445,719
Pepaid expenses paid by related party	$—	$—	$—

.

See notes to financial statements

`

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)

Description of Business

Smitten Press: Local Lore and Legends, Inc. (the “Company”) was incorporated under the laws of the Canada in January 15, 1990 under the name Creemore Star Printing, Inc. The name was changed to Smitten Press: Local Lore and Legends, Inc. on July 15, 2003. The Company was inactive until June 1, 2003 when it entered the development stage. The Company had planned to offer magazines and books for sale. Given the continued delay in recovery in New Orleans due to Hurricane Katrina and the death of the Company’s founder and president Mr. Richard Smitten in September 2006, the Company has determined that proceeding with its initial business plan will not be viable. It began seeking other alternatives to preserve stockholder value, including selling controlling interest to a third party who would subsequently merge an operating business into the company. On August 30, 2007 a change in control occurred (see below). Activities during the development stage include development of a business plan, obtaining and developing necessary rights to sell our products, developing a website, and seeking a merger candidate.

On August 30, 2007, the Company’s controlling shareholder, the Estate of Richard Smitten, through its executor, Kelley Smitten, sold 15,270,000 restricted shares of the Company’s common stock held by the estate, which represented 68% of the then outstanding common stock, in a private transaction, to Robert L. Cox in exchange for cash consideration of $600,000 (the “Transaction”). As a result, Robert L. Cox is the Company’s controlling shareholder and new CEO. Robert L. Cox did not engage in any loan transaction in connection with the Transaction, and utilized his personal funds.

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

 Significant estimates in 2007 and 2006 include an estimate of the deferred tax asset valuation allowance, valuation of stock based payments, and valuation of contributed services.

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

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(G)

Promoter Contribution and Contributed Services

The Company accounts for assets provided to the Company by promoters in exchange for capital stock at the promoter’s original cost basis. The value of services provided to the Company by its outside attorney was $5,000 in 2007 and $7,500 in each 2006 and 2005, which was recorded as contributed legal services. In 2004, the Company recorded $100,000 of contributed consulting services and $2,500 of contributed legal services.

(H)

Revenue Recognition

The Company intends on recognizing revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue will be recognized when persuasive evidence of an arrangement exists, as services are provided or when product is delivered, and when collection of the fixed or determinable selling price is reasonably assured.

(I)

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(I)

Income Taxes (Continued)

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

At December 31, 2007 the fair value of current liabilities approximated book value.

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

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(L)

New Accounting Pronouncements (Continued)

In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48  (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141,  “ Business Combinations,”  which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

NOTE 2 - RELATED PARTIES

Office space was and is provided on a month-to-month basis formerly by the Company’s CEO and currently by an affiliate for no charge, however, for all periods presented, the value was not material.

A promoter contributed certain rights and inventory to the Company for 10,250,000 common shares in 2003. (See Note 3)

During each of the years ended December 31, 2007, 2006, 2005 and December 31, 2004, the Company received proceeds totaling $67,037 from the Company’s officer and former officer ($23,734, $22,573, $20,630 and $100, respectively) for general and administrative expenses. Additionally, during 2007, a former officer advanced cash to the company of $8,846. On August 30, 2007, in connection with the sale of the Company’s common stock in a private transaction (See Note 1), this debt was settled. Accordingly, the Company reduced this debt by $52,149 and reflected contributed capital of $52,149 by increasing paid-in capital on the accompanying balance sheet.

Prior to August 30, 2007, the Company reflected accrued compensation - officers of $322,500 due to the Company’s former officers of $310,000 and $12,500, respectively. In August 2007, in connection with the sale of certain common shares of Company’s common stock held by a majority stockholder, in a private transaction (See Note 1), this accrued compensation was settled. Accordingly, the Company reduced accrued compensation - officers by $322,500 and reflected contributed capital of $322,500 by increasing paid-in capital on the accompanying balance sheet.

During the year ended December 31, 2007 and 2006, in connection with legal services provided by a former officer of the Company, the Company valued this service at their fair market value and recorded compensation expense and contributed capital of $5,000 and $7,500, respectively.

During the year ended December 31, 2007, a company related to the Company’s new chief executive officer through common ownership, advanced funds of $17,199 to the Company for working capital purposes. These advances are reflected as due to related party on the accompanying balance sheet, are non-interest bearing and are payable on demand.

NOTE 3 - STOCKHOLDERS’ DEFICIENCY

In June 2003, the Company issued 10,250,000 shares to R. L. Smitten who was considered a promoter for perpetual exclusive rights to market local lore and legend magazines. There was no net accounting effect of this transaction as the original cost basis to the promoter was zero.

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

During 2007, legal expenses in the amount of $5,000 were recorded to additional paid-in capital for legal services provided.

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

NOTE 3 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

On May 8, 2007, the Company filed Articles of Domestication and Articles of Incorporation with the State of Nevada.  The Company is now a Nevada corporation with 10,000,000 shares of $.001 par value preferred stock authorized and 50,000,000 shares of $.001 par value common stock authorized. The effect of the re-domestication was to reclassify $80,270 to additional paid-in capital from common stock for the change in par value for all periods presented in the accompanying statement of changes in stockholders’ deficiency and in the balance sheet.

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

NOTE 4 - INCOME TAXES

There was no income tax expense for the years ended December 31, 2007 and 2006 due to the Company’s net losses. The Company has established a 100% valuation allowance against any deferred tax assets which primarily relate to the Company’s net operating loss carryforwards.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes for the years ended December 31, 2007 and 2006, (computed by applying an estimated Corporate tax rate of 40% to loss before taxes), as follows:

	Years Ended December 31,
	2007	2006
Computed “expected” tax benefit	$(188,344)	$(64,842)
Contributed services	2,000	3,000
Change in deferred tax asset valuation allowance	186,344	61,842
	$—	$—

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2007 are as follows:

Deferred tax assets:	2007
Net operating loss carryforward	$385,825
Total gross deferred tax assets	385,825
Less valuation allowance	(385,825)
Net deferred tax assets	$—

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

NOTE 4 - INCOME TAXES (CONTINUED)

The valuation allowance at December 31, 2006 was $199,481. The net change in valuation allowance during the year ended December 31, 2007 was an increase of $186,344. The Company has net operating losses of approximately $965,000 at December 31, 2007 available to offset future net income through 2027.

The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. The Company has had a change of ownership and change in business as defined by the Internal Revenue Code Section 382.  As a result, a substantial annual limitation may be imposed upon the future utilization of its net operating loss carryforwards.

NOTE 5 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $470,860 and $26,366, respectively, for the year ended December 31, 2007 and a deficit accumulated during development stage of $984,542 and stockholders’ deficiency of $23,396 at December 31, 2007 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company had plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. The sale of a majority interest (approximately 68%) occurred in August 2007 and now management intends to merge an operating entity into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.