Form 10-Q
period 2008-03-31
SMITTEN PRESS LOCAL LORE & LEGENDS INC
filed 2008-05-15
CIK 1315718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Smitten Press: Local Lore and Legends, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	000-27795	98-0427526
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

2501 N.W. 34 Place, Unit 24 Pompano Beach, FL 33069

(Address of Principal Executive Office) (Zip Code)

(954) 449-1534

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  32,250,000 shares of common stock are issued and outstanding as of May 7, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 contains “forward-looking statements”.  Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

OTHER PERTINENT INFORMATION

When used in this report, the terms "Smitten Press," the "Company," " we," "our," and "us" refers to Smitten Press: Local Lore and Legends, Inc., a Nevada corporation.

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

SMITTEN PRESS: LOCAL LORE & LEGENDS, INC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

		Year ended
	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$-	$-
Prepaid expense	36,315	-

Total Current Assets	36,315	-

Total Assets	$36,315	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Account payable and accrued expenses	$3,111	$6,197
Due to related party	75,884	17,199

Total Current Liabilities	78,995	23,396

Total Liabilities	78,995	23,396

Stockholders' Deficiency
Preferred stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 32,250,000 issued and outstanding	32,250	32,250
Additional paid-in capital	1,046,416	1,031,416
Accumulated deficit	(102,520)	(102,520)
Deficit accumulated during development stage	(1,018,826)	(984,542)

Total Stockholders' Deficiency	(42,680)	(23,396)

Total Liabilities and Stockholders' Deficiency	$36,315	$-

See unaudited notes to financial statements

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Period from June 1, 2003 (inception of development stage) to March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating Expenses
Professional fees	17,534	18,875	110,112
General and administrative	1,750	1,100	74,610
Compensation - officer	15,000	1,875	830,427

Total Operating Expenses	34,284	21,850	1,015,149

Loss from Operations	(34,284)	(21,850)	(1,015,149)

Other Expense:
Loss on foreign currency exchange	-	(361)	(3,677)

Net Loss	$(34,284)	$(22,211)	$(1,018,826)

Net Loss per share - Basic and diluted	$-	$-	$(0.04)

Weighted Average Shares Outstanding
- Basic and diluted	32,250,000	22,250,000	23,211,331

See unaudited notes to financial statements

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			For the Period from
			June 1, 2003
			(Inception of
	For the Three Months Ended		Development Stage)
	March 31,		to March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,284)	$(22,211)	$(1,018,826)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Contributed consulting services	-	-	100,000
Contributed services	15,000	1,875	22,500
Stock-based compensation	-	-	392,927
Changes in assets and liabilities:
Prepaid expense	(36,315)	-	(36,315)
Accounts payable	(3,086)	10,994	76,492
Accrued compensation - officer	-	1,875	322,500

NET CASH USED IN OPERATING ACTIVITIES	(58,685)	(7,467)	(140,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans and advances	58,685	7,346	125,722

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,685	7,346	125,722

NET INCREASE (DECREASE) IN CASH	-	(121)	(15,000)

CASH - beginning of period	-	2,632	-

CASH - end of period	$-	$2,511	$(15,000)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities
Reduction of liabilities reflected as contributed capital	$-	$-	$445,719

See unaudited notes to financial statements.

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Description of Business

Smitten Press: Local Lore and Legends, Inc. (the “Company”) was incorporated under the laws of the Canada in January 15, 1990 under the name Creemore Star Printing, Inc. The name was changed to Smitten Press: Local Lore and Legends, Inc. on July 15, 2003. The Company was inactive until June 1, 2003 when it entered the development stage. The Company offers magazines and books for sale. Given the continued delay in recovery in New Orleans due to Hurricane Katrina and the death of the Company’s founder and president Mr. Richard Smitten in September 2006, the Company had determined that proceeding with its initial business plan would not be viable. Accordingly, it began seeking other alternatives to preserve stockholder value, including selling controlling interest to a third party who would subsequently merge an operating business into the company. On August 30, 2007 a change in control occurred (see below). Activities during the development stage included development of a business plan, obtaining and developing necessary rights to sell our products, developing a website, and seeking a merger candidate.

On August 30, 2007, the Company’s controlling shareholder, the Estate of Richard Smitten, through its executor, Kelley Smitten, sold 15,270,000 restricted shares of the Company’s common stock, which represented 68% of the then outstanding common stock, in a private transaction, to Robert L. Cox in exchange for cash consideration of $600,000 (the “Transaction”). As a result, Robert L. Cox is the Company’s controlling shareholder and CEO. Robert L. Cox did not engage in any loan transaction in connection with the Transaction, and utilized his personal funds.

(B) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $34,284 and $58,685, respectively, for the three months ended March 31, 2008 and a deficit accumulated during development stage of $1,018,826 and stockholders’ deficiency of $42,680 at March 31, 2008 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company had plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. The sale of a majority interest (approximately 68%) occurred in August 2007 and now management intends to merge an operating entity into the Company. Management believes that such actions will provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 3 - RELATED PARTIES

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

During the year ended December 31, 2007 and 2006, in connection with legal services provided by a former officer of the Company, the Company valued this service at its fair market value and recorded compensation expense and contributed capital of $5,000 and $7,500, respectively.

During the year ended December 31, 2007, a company related to the Company’s chief executive officer through common ownership, advanced funds of $17,199 to the Company for working capital purposes. These advances are reflected as due to related party on the accompanying balance sheet, are non-interest bearing and are payable on demand.

During the three months ended March 31, 2008, a company related to the Company’s chief executive officer through common ownership, advanced funds of $58,685 to the Company for working capital purposes. These advances are reflected as due to related party on the accompanying balance sheet, are non-interest bearing and are payable on demand.

During the three months ended March 31, 2008, in connection with compensation for services provided by an officer of the Company, the Company valued this service at its fair market value and recorded compensation expense and contributed capital of $15,000.

NOTE 4 - STOCKHOLDERS’ DEFICIENCY

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

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 4 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

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

During the three months ended March 31, 2008, compensation in the amount of $15,000 was recorded to additional paid-in capital for services provided by an officer of the Company.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations for Quarter ended March 31, 2008 compared to March 31, 2007

We had no operations during the quarter ended March 31, 2008 or March 31, 2007.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $34,284 and $58,685, respectively, for the three months ended March 31, 2008 and a deficit accumulated during development stage of $1,018,826 and stockholders’ deficiency of $42,680 at March 31, 2008 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. On August 30, 2007, the Company’s former officer sold controlling interest to a third party who intends to subsequently merge an operating business into the Company. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of March 31, 2008, we had no cash available to meet our needs as described below.

All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $5,000 per quarter for 10-Q quarterly filings and $10,000 per 10-K annual filing. Prior management had advanced and paid $52,149 since inception of development stage of our operating expenses as of December 31, 2007. In connection with the sale of the controlling interest in the Company as discussed elsewhere, these debts were settled.

In addition to the above advances, a company related to Robert L. Cox, the Company’s current Chief Executive Officer, through common ownership advanced funds of $17,199 during fiscal 2007 and $58,685 during the three months ended March 31, 2008 to the Company for working capital purposes. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. Additionally, during the three months ended March 31, 2008, compensation in the amount of $15,000 was recorded to additional paid-in capital for services provided by Mr. Cox.  If we fail to meet our Exchange Act filing requirements, we may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year ended December 31, 2007 that there is substantial doubt about our ability to continue as a going concern over the next twelve months from December 31, 2007. Our poor financial condition could inhibit our ability to achieve our business plan.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Significant estimates in 2008 and 2007 include an estimate of the deferred tax asset valuation allowance, valuation of stock based payments, and valuation of contributed services.

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

Recent Accounting Pronouncements

                In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has determined that this interpretation does not have a material impact on its financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” , under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has determined that this interpretation does not have a material impact on its financial position, results of operations, or cash flows.

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

The Company has no off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our CEO who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial and Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer [and principal financial and accounting officer]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2008	SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

/s/ Robert Cox
Robert Cox
Chief Executive Officer and Chief Financial Officer