Form 10-Q
period 2008-06-30
SMITTEN PRESS LOCAL LORE & LEGENDS INC
filed 2010-07-19
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-51159

SMITTEN PRESS: LOCAL LORE AND LEGENDS INC.
(Exact name of issuer as specified in charter)

Nevada	98-0427526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

7731 S. Woodridge Drive
Parkland, FL
 (Address of principal executive offices)

(954) 575-9177
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,250,000 shares at July 10, 2010

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2008

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	F-2
	Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007, and for the
	Period from June 1, 2003 (Inception) to June 30, 2008 (Unaudited)	F-3
	Statement of Changes in Stockholder’s Deficit for the Period from June 1, 2003 (Inception)
	to June 30, 2008 (Unaudited)	F-4
	Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007, and for the
	Period from June 1, 2003 (Inception) to June 30, 2008 (Unaudited)	F-5
	Notes to Financial Statements as of June 30, 2008 (Unaudited)	F-6
Item 2.	Management's Discussion and Analysis or Plan of Operation	9
Item 3.	Controls and Procedures	11

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Default Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits	12

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

SMITTEN PRESS: LOCAL LORE & LEGENDS, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

		Year ended
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$-	$-
Prepaid expense	36,315	-

Total Current Assets	36,315	-

Total Assets	$36,315	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Account payable and accrued expenses	$16,978	$6,197
Due to related party	75,884	17,199

Total Current Liabilities	92,862	23,396

Total Liabilities	92,862	23,396

Stockholders' Deficit
Preferred stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 32,250,000 issued and outstanding	32,250	32,250
Additional paid-in capital	1,046,416	1,031,416
Accumulated deficit	(102,520)	(102,520)
Deficit accumulated during development stage	(1,032,693)	(984,542)

Total Stockholders' Deficit	(56,547)	(23,396)

Total Liabilities and Stockholders' Deficit	$36,315	$-

See notes to financial statements

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from June 1, 2003 (Inception) to June 30,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	12,880	14,559	30,414	33,434	122,922
General and administrative	987	1,808	2,737	2,908	75,597
Compensation - officer	-	1,875	15,000	3,750	830,427

Total Operating Expenses	13,867	18,242	48,151	40,092	1,029,016

Loss from Operations	(13,867)	(18,242)	(48,151)	(40,092)	(1,029,016)

Other Expense:
Loss on foreign currency exchange	-	(3,316)	-	(3,677)	(3,677)

Net Loss	$(13,867)	$(21,558)	$(48,151)	$(43,769)	$(1,032,693)

Net Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted Average Shares Outstanding
- Basic and diluted	32,250,000	22,250,000	32,250,000	22,250,000	23,654,499

See notes to financial statements

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from June 1, 2003 (Inception) to June 30, 2008
(Unaudited)

					Deficit
					Accumulated
			Additional		During	Total
	Common Stock		Paid-in	Accumulated	Development	Stockholders'
	Shares	Par Value	Capital	Deficit	Stage	Deficit

Balance, June 1, 2003 (Inception of development stage)	12,000,000	$12,000	$90,520	$(102,520)	$-	$-

Common stock issued for book rights	10,250,000	10,250	(10,250)	-	-	-

Balance, December 31, 2003	22,250,000	22,250	80,270	(102,520)	-	-

Contributed officer services	-	-	100,000	-	-	100,000

Contributed legal services	-	-	2,500	-	-	2,500

Net loss for the year	-	-	-	-	(106,211)	(106,211)

Balance, December 31, 2004	22,250,000	22,250	182,770	(102,520)	(106,211)	(3,711)

Contributed legal services	-	-	7,500	-	-	7,500

Net loss for the year	-	-	-	-	(245,365)	(245,365)

Balance, December 31, 2005	22,250,000	22,250	190,270	(102,520)	(351,576)	(241,576)

Contributed legal services	-	-	7,500	-	-	7,500

Net loss for the year	-	-	-	-	(162,106)	(162,106)

Balance, December 31, 2006	22,250,000	22,250	197,770	(102,520)	(513,682)	(396,182)

Shares issued for services	10,000,000	10,000	382,927	-	-	392,927

Contributed legal services	-	-	5,000	-	-	5,000

Contributed capital	-	-	445,719	-	-	445,719

Net loss for the year	-	-	-	-	(470,860)	(470,860)

Balance, December 31, 2007	32,250,000	32,250	1,031,416	(102,520)	(984,542)	(23,396)

Contributed officer services	-	-	15,000	-	-	15,000

Net loss for the six months ended June 30, 2008	-	-	-	-	(48,151)	(48,151)

Balance, June 30, 2008	32,250,000	$32,250	$1,046,416	$(102,520)	$(1,032,693)	$(56,547)

See notes to financial statements

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
			June 1, 2003
			(Inception)
	For the Six Months Ended June 30,		to June 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,151)	$(43,769)	$(1,032,693)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Contributed officer services	15,000	-	115,000
Contributed legal services	-	3,750	22,500
Stock-based compensation	-	-	392,927
Changes in assets and liabilities:
Prepaid expense	(36,315)	-	(36,315)
Accounts payable	10,781	27,182	16,978
Due to related party	-	-	75,884
Accrued compensation - officer	-	3,750	319,997

NET CASH USED IN OPERATING ACTIVITIES	(58,685)	(9,087)	(125,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans and advances	58,685	8,846	125,722

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,685	8,846	125,722

NET INCREASE (DECREASE) IN CASH	-	(241)	-

CASH - beginning of period	-	2,632	-

CASH - end of period	$-	$2,391	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities
Reduction of liabilities reflected as contributed capital	$-	$-	$445,719

See notes to financial statements

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes Financial Statements
June 30, 2008
(Unaudited)

Note 1 - Nature of Business and Summary of Significant Accounting Policies

    (A)    Description of Business

Smitten Press: Local Lore and Legends, Inc. (the “Company”) was incorporated under the laws of  Canada in January 15, 1990 under the name Creemore Star Printing, Inc. The name was changed to Smitten Press: Local Lore and Legends, Inc. on July 15, 2003. The Company was inactive until June 1, 2003 when it entered the development stage. The Company had planned to offer magazines and books for sale. Given the continued delay in recovery in New Orleans due to Hurricane Katrina and the death of the Company’s founder and president Mr. Richard Smitten in September 2006, the Company has determined that proceeding with its initial business plan will not be viable. It began seeking other alternatives to preserve stockholder value, including selling controlling interest to a third party who would subsequently merge an operating business into the company. On August 30, 2007 a change in control occurred (see below). Activities during the development stage include development of a business plan, obtaining and developing necessary rights to sell our products, developing a website, and seeking a merger candidate.

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

    (B)    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

The unaudited financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The financial statements include the balances of National Health Partners, Inc. and its wholly-owned subsidiaries.  All material inter-company balances and transactions have been eliminated in consolidation.

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses, which raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

As of June 30, 2008, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, have not changed materially.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes Financial Statements
June 30, 2008
(Unaudited)

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

    (D)   Stock-Based Compensation

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

    (E)   Revenue Recognition

The Company intends on recognizing revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue will be recognized when persuasive evidence of an arrangement exists, as services are provided or when product is delivered, and when collection of the fixed or determinable selling price is reasonably assured.

    (F)   Income Taxes

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

    (G)   Comprehensive Income (Loss)

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

    (H)   Fair Value of Financial Instruments

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

At June 30, 2008 the fair value of current liabilities approximated book value.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes Financial Statements
June 30, 2008
(Unaudited)

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $48,151 and $58,685, respectively, for the six months ended June 30, 2008, a deficit accumulated during development stage of $1,032,693, stockholders’ deficiency of $56,547 at June 30, 2008 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Related Parties

Office space is provided on a month-to-month basis by our CEO for no charge, however, for all periods presented, the value was not material.

During the six months ended June 30, 2008, in connection with officer services provided by an officer of the Company, the Company valued these services at their fair market value and recorded compensation expense and contributed capital of $15,000.

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

Note 5- Subsequent Events

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On April 30, 2010, the holders of a majority of the shares of Common Stock of the Registrant acting on written consent elected Vincent Beatty as Director and President of the Company, and Robert Kwiecinski as Director and Secretary of the Company, to serve in said positions until the next Meeting of Shareholders.

On April 30, 2010, our Board of Directors approved a change in name of the Registrant to DataMill Media, Inc. effective at the close of business on June 30, 2010.  On April 30, 2010, our Board of Directors approved a reverse-split of our Common Stock on the basis of one new share of Common Stock for each one hundred shares of Common Stock held of record at the close of business on June 30, 2010.  These corporate actions were ratified on April 30, 2010 by holders of a majority of the shares of Common Stock of the Registrant acting on written consent.  The Amendment was filed with the State of Nevada on May 7, 2010, with the actions to take effect on June 30, 2010.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

The Company has not had any revenue since its inception on June 1, 2003.

Operating  expenses resulted in a loss from operations for the quarter ended  June  30, 2008 of $13,867  compared with a loss of $18,242 for  the  quarter  ended  June  30, 2007.  Operating expenses consist primarily of professional fees paid to our independent auditors and attorneys.  This decrease in operating expenses is primarily  due to the Company  incurring  less legal and accounting  expenses.

9

During the quarter ended June 30, 2007, the Company recorded a loss of $3,316 on foreign currency exchange and there was no foreign currency gain or loss for the quarter ended June 30, 2008.

The Company reported a net loss of $13,867 ($0.00 per share) for the quarter ended June 30, 2008 and a net loss of $21,558 ($0.00 per share) for the quarter ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Operating  expenses resulted in a loss from operations for the six  months  ended  June  30,  2008 of  $48,151  compared  with a loss of $43,769 for the six months ended June  30, 2007.  This increase in operating expenses is primarily due to the Company recording $15,000 as officer compensation during the six months ended June 30, 2008 offset by a $3,000 decrease in legal and accounting expenses.

During the six months ended June 30, 2007, the Company recorded a loss of $3,677 on foreign currency exchange and there was no foreign currency gain or loss for the six months ended June 30, 2008.

The Company  reported a net loss of  $48,151 ($0.00 per share) for the six months  ended  June  30, 2008 and a net loss of  $43,769   ($0.00 per share) for the six months ended June 30, 2007.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $48,151 and $58,685, respectively, for the six months ended June 30, 2008, a deficit accumulated during development stage of $1,032,693, stockholders’ deficiency of $56,547 at June 30, 2008 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of June 30, 2008, we had no available cash and are unable to meet our needs as described below.  All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $3,000 per quarter for 10-Q quarterly filings and $7,500 per 10-K annual filing.  If we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year ended December 31, 2007 that there is substantial doubt about our ability to continue as a going concern over the next twelve months from December 31, 2007. Our poor financial condition could inhibit our ability to achieve our business plan.

10

ITEM 3. CONTROLS AND PROCEDURES

We maintain controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a  et seq. ) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

 On April 30, 2010, the holders of a majority of the shares of Common Stock of the Registrant acting on written consent elected Vincent Beatty as Director and President of the Company, and Robert Kwiecinski as Director and Secretary of the Company, to serve in said positions until the next Meeting of Shareholders.

On April 30, 2010, our Board of Directors approved a change in name of the Registrant to DataMill Media, Inc. effective at the close of business on June 30, 2010.  On April 30, 2010, our Board of Directors approved a reverse-split of our Common Stock on the basis of one new share of Common Stock for each one hundred shares of Common Stock held of record at the close of business on June 30, 2010.  These corporate actions were ratified on April 30, 2010 by holders of a majority of the shares of Common Stock of the Registrant acting on written consent.  The Amendment was filed with the State of Nevada on May 7, 2010,  with the actions to take effect on June 30, 2010.

Item 6. Exhibits

Exhibit Number, Name and/or Identification of Exhibit

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

11

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

Date: July 10, 2010	/s/ VINCENT BEATTY
Vincent Beatty
Director, Chief Executive Officer and Chief Financial Officer

12