Form 10-Q
period 2008-09-30
SMITTEN PRESS LOCAL LORE & LEGENDS INC
filed 2010-07-19
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,250,000 shares at July 15, 2010

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	F-2
	Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007, and for the
	Period from June 1, 2003 (Inception) to September 30, 2008 (Unaudited)	F-3
	Statement of Changes in Stockholder’s Deficit for the Period from June 1, 2003 (Inception)
	to September 30, 2008 (Unaudited)	F-4
	Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007, and for the
	Period from June 1, 2003 (Inception) to September 30, 2008 (Unaudited)	F-5
	Notes to Financial Statements as of September 30, 2008 (Unaudited)	F-6
Item 2.	Management's Discussion and Analysis or Plan of Operation	15
Item 3.	Controls and Procedures	23

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Default Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

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

SMITTEN PRESS: LOCAL LORE & LEGENDS, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

		Year ended
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$-	$-
Prepaid expense	36,315	-

Total Current Assets	36,315	-

Total Assets	$36,315	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Account payable and accrued expenses	$16,978	$6,197
Due to related party	75,884	17,199

Total Current Liabilities	92,862	23,396

Total Liabilities	92,862	23,396

Stockholders' Deficit
Preferred stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 32,250,000 issued and outstanding	32,250	32,250
Additional paid-in capital	1,046,416	1,031,416
Accumulated deficit	(102,520)	(102,520)
Deficit accumulated during development stage	(1,032,693)	(984,542)

Total Stockholders' Deficit	(56,547)	(23,396)

Total Liabilities and Stockholders' Deficit	$36,315	$-

See notes to financial statements

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from June 1, 2003 (Inception) to September 30,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	-	4,643	30,414	38,077	122,922
General and administrative	-	7,424	2,737	10,332	75,597
Compensation - officer	-	394,177	15,000	397,927	830,427

Total Operating Expenses	-	406,244	48,151	446,336	1,029,016

Loss from Operations	-	(406,244)	(48,151)	(446,336)	(1,029,016)

Other Expense:
Loss on foreign currency exchange	-	-	-	(3,677)	(3,677)

Net Loss	$-	$(406,244)	$(48,151)	$(450,013)	$(1,032,693)

Net Loss per share - Basic and diluted	$-	$(0.02)	$(0.00)	$(0.02)	$(0.04)

Weighted Average Shares Outstanding
- Basic and diluted	32,250,000	22,250,000	32,250,000	22,250,000	24,060,447

See notes to financial statements

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from June 1, 2003 (Inception) to September 30, 2008
(Unaudited)

					Deficit
					Accumulated
			Additional		During	Total
	Common Stock		Paid-in	Accumulated	Development	Stockholders'
	Shares	Par Value	Capital	Deficit	Stage	Deficit

Balance, June 1, 2003 (Inception of development stage)	12,000,000	$12,000	$90,520	$(102,520)	$-	$-

Common stock issued for book rights	10,250,000	10,250	(10,250)	-	-	-

Balance, December 31, 2003	22,250,000	22,250	80,270	(102,520)	-	-

Contributed officer services	-	-	100,000	-	-	100,000

Contributed legal services	-	-	2,500	-	-	2,500

Net loss for the year	-	-	-	-	(106,211)	(106,211)

Balance, December 31, 2004	22,250,000	22,250	182,770	(102,520)	(106,211)	(3,711)

Contributed legal services	-	-	7,500	-	-	7,500

Net loss for the year	-	-	-	-	(245,365)	(245,365)

Balance, December 31, 2005	22,250,000	22,250	190,270	(102,520)	(351,576)	(241,576)

Contributed legal services	-	-	7,500	-	-	7,500

Net loss for the year	-	-	-	-	(162,106)	(162,106)

Balance, December 31, 2006	22,250,000	22,250	197,770	(102,520)	(513,682)	(396,182)

Shares issued for services	10,000,000	10,000	382,927	-	-	392,927

Contributed legal services	-	-	5,000	-	-	5,000

Contributed capital	-	-	445,719	-	-	445,719

Net loss for the year	-	-	-	-	(470,860)	(470,860)

Balance, December 31, 2007	32,250,000	32,250	1,031,416	(102,520)	(984,542)	(23,396)

Contributed officer services	-	-	15,000	-	-	15,000

Net loss for the nine months ended September 30, 2008	-	-	-	-	(48,151)	(48,151)

Balance, September 30, 2008	32,250,000	$32,250	$1,046,416	$(102,520)	$(1,032,693)	$(56,547)

See notes to financial statements

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
			June 1, 2003
			(Inception)
	For the Nine Months Ended September 30,		to September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,151)	$(450,013)	$(1,032,693)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Contributed officer services	15,000	-	115,000
Contributed legal services	-	5,000	22,500
Stock-based compensation	-	392,927	392,927
Changes in assets and liabilities:
Prepaid expense	(36,315)	(15,000)	(36,315)
Accounts payable	10,781	35,869	16,978
Due to related party	-	-	75,884
Accrued compensation - officer	-	5,000	319,997

NET CASH USED IN OPERATING ACTIVITIES	(58,685)	(26,217)	(125,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans and advances	58,685	23,585	125,722

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,685	23,585	125,722

NET INCREASE (DECREASE) IN CASH	-	(2,632)	-

CASH - beginning of period	-	2,632	-

CASH - end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities
Reduction of liabilities reflected as contributed capital	$-	$-	$445,719

See notes to financial statements

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes Financial Statements
September 30, 2008
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

The unaudited financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

As of September 30, 2008, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, have not changed materially.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes Financial Statements
September 30, 2008
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

At September 30, 2008 the fair value of current liabilities approximated book value.

Smitten Press: Local Lore and Legends, Inc.
(A Development Stage Company)
Notes Financial Statements
September 30, 2008
(Unaudited)

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $48,151 and $58,685, respectively, for the nine months ended September 30, 2008, a deficit accumulated during development stage of $1,032,693, stockholders’ deficiency of $56,547 at September 30, 2008 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Related Parties

Office space is provided on a month-to-month basis by our CEO for no charge, however, for all periods presented, the value was not material.

During the nine months ended September 30, 2008, in connection with officer services provided by an officer of the Company, the Company valued these services at their fair market value and recorded compensation expense and contributed capital of $15,000.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

The Company has not had any revenue since its inception on June 1, 2003.

There were no expenses for the quarter ended September  30, 2008  compared with a loss from operations of $406,244 for  the  quarter  ended  September  30, 2007.  Operating expenses for  the  quarter  ended  September  30, 2007 consisted primarily of officer compensation.

9

The Company had no activity for the quarter ended September 30, 2008 and a net loss of $406,244 ($0.02 per share) for the quarter ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Operating  expenses resulted in a loss from operations for the nine  months  ended  September  30,  2008 of  $48,151  compared  with a loss of $450,013 for the nine months ended September 30, 2007.  This decrease in operating expenses is primarily due to the approximate $398,000 of officer compensation during the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, the Company recorded a loss of $3,677 on foreign currency exchange and there was no foreign currency gain or loss for the nine months ended September 30, 2008.

The Company  reported a net loss of  $48,151 ($0.00 per share) for the nine months  ended  September  30, 2008 and a net loss of  $450,013   ($0.02 per share) for the nine months ended September 30, 2007.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $48,151 and $58,685, respectively, for the nine months ended September 30, 2008, a deficit accumulated during development stage of $1,032,693, stockholders’ deficiency of $56,547 at September 30, 2008 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of September 30, 2008, we had no available cash and are unable to meet our needs as described below.  All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $3,000 per quarter for 10-Q quarterly filings and $7,500 per 10-K annual filing.  If we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

11

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.

Date: July 15, 2010	/s/ VINCENT BEATTY
Vincent Beatty
Director, Chief Executive Officer and Chief Financial Officer

12