Form 10-Q/A
period 2008-06-30
DATAMILL MEDIA CORP.
filed 2010-09-28
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-51159

DATAMILL MEDIA CORP.
(Exact name of issuer as specified in charter)

Nevada	98-0427526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

7731 S. Woodridge Drive
Parkland, FL
 (Address of principal executive offices)

(954) 575-9177
(Issuer's telephone number, including area code)

SMITTEN PRESS: LOCAL LORE & LEGENDS, INC.
2503 W. Gardner Ct.
Tampa FL 33611

(Former name or former address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,325,000 shares at September 24, 2010

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DATAMILL MEDIA CORP.
(f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2008

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	F-2
	Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007, and for the Period from June 1, 2003 (Inception) to June 30, 2008 (Unaudited)	F-3
	Statement of Changes in Stockholder’s Deficit for the Period from June 1, 2003 (Inception) to June 30, 2008 (Unaudited)	F-4
	Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007, and for the Period from June 1, 2003 (Inception) to June 30, 2008 (Unaudited)	F-5
	Notes to Financial Statements as of June 30, 2008 (Unaudited)	F-6
Item 2.	Management's Discussion and Analysis or Plan of Operation	9
Item 3.	Controls and Procedures	11

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Default Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits	11

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

EXPLANATORY NOTE

This Report on Form 10-Q/A amends the Form 10-Q filed on July 17, 2010.  The report is being amended to restate certain misclassifications in the balance sheets, statements of operations, statement of changes in stockholders' deficit and statements of cash flow and to correct certain footnote disclosures including a correction to the effective date of a reverse stock-split, increase in authorized common stock and name change.

DATAMILL MEDIA CORP. (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (As Restated, see Note 6)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$-	$-
Prepaid expense	36,315	-

Total Current Assets	36,315	-

Total Assets	$36,315	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$14,186	$6,197
Due to related party	78,676	17,199

Total Current Liabilities	92,862	23,396

Total Liabilities	92,862	23,396

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
325,000 and 322,500 issued and outstanding at June 30, 2008 and December 31, 2007, respecitvely	325	323
Additional paid-in capital	1,078,341	1,063,343
Accumulated deficit	(102,520)	(102,520)
Deficit accumulated during development stage	(1,032,693)	(984,542)

Total Stockholders' Deficit	(56,547)	(23,396)

Total Liabilities and Stockholders' Deficit	$36,315	$-

See unaudited notes to financial statements

DATAMILL MEDIA CORP. (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (As Restated, see Note 6) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from June 1, 2003 (Inception) to June 30,
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	12,880	14,559	30,414	33,434	122,922
General and administrative	987	1,808	2,737	2,908	75,597
Compensation - officer	-	1,875	15,000	3,750	830,427

Total Operating Expenses	13,867	18,242	48,151	40,092	1,029,016

Loss from Operations	(13,867)	(18,242)	(48,151)	(40,092)	(1,029,016)

Other Expense:
Loss on foreign currency exchange	-	(3,316)	-	(3,677)	(3,677)

Net Loss	$(13,867)	$(21,558)	$(48,151)	$(43,769)	$(1,032,693)

Net Loss per share - Basic and diluted	$(0.04)	$(0.10)	$(0.15)	$(0.20)	$(4.14)

Weighted Average Shares Outstanding
- Basic and diluted	324,222	225,000	323,356	225,000	249,707

See unaudited notes to financial statements

DATAMILL MEDIA CORP. (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from June 1, 2003 (Inception) to June 30, 2008 (As Restated, see Note 6)
(Unaudited)

					Deficit
					Accumulated
			Additional		During	Total
	Common Stock		Paid-in	Accumulated	Development	Stockholders'
	Shares	Par Value	Capital	Deficit	Stage	Deficit

Balance, June 1, 2003 (Inception of development stage)	120,000	$120	$102,400	$(102,520)	$-	$-

Common stock issued for book rights	102,500	103	(103)	-	-	-

Balance, December 31, 2003	222,500	223	102,297	(102,520)	-	-

Contributed officer services	-	-	100,000	-	-	100,000

Contributed legal services	-	-	2,500	-	-	2,500

Net loss for the year	-	-	-	-	(106,211)	(106,211)

Balance, December 31, 2004	222,500	223	204,797	(102,520)	(106,211)	(3,711)

Contributed legal services	-	-	7,500	-	-	7,500

Net loss for the year	-	-	-	-	(245,365)	(245,365)

Balance, December 31, 2005	222,500	223	212,297	(102,520)	(351,576)	(241,576)

Contributed legal services	-	-	7,500	-	-	7,500

Net loss for the year	-	-	-	-	(162,106)	(162,106)

Balance, December 31, 2006	222,500	223	219,797	(102,520)	(513,682)	(396,182)

Shares issued for services	100,000	100	392,827	-	-	392,927

Contributed legal services	-	-	5,000	-	-	5,000

Contributed capital	-	-	445,719	-	-	445,719

Net loss for the year	-	-	-	-	(470,860)	(470,860)

Balance, December 31, 2007	322,500	323	1,063,343	(102,520)	(984,542)	(23,396)

Contributed officer services	-	-	15,000	-	-	15,000

Issuance of stock for services	2,500	2	(2)	-	-	-

Net loss for the six months ended June 30, 2008	-	-	-	-	(48,151)	(48,151)

Balance, June 30, 2008	325,000	$325	$1,078,341	$(102,520)	$(1,032,693)	$(56,547)

See unaudited notes to financial statements

DATAMILL MEDIA CORP. (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

			For the Period from
			June 1, 2003
			(Inception)
	For the Six Months Ended June 30,		to June 30,
	2008	2007	2008
	(As Restated,		(As Restated,
	see Note 6)		see Note 6)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,151)	$(43,769)	$(1,032,693)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Contributed officer services	15,000	-	115,000
Contributed legal services	-	3,750	22,500
Stock-based compensation	-	-	392,927
Changes in assets and liabilities:
Prepaid expense	(36,315)	-	(36,315)
Accounts payable	7,989	27,182	14,186
Due to related party	-	-	75,884
Accrued compensation - officer	-	3,750	319,997

NET CASH USED IN OPERATING ACTIVITIES	(61,477)	(9,087)	(122,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans and advances	61,477	8,846	122,930

NET CASH PROVIDED BY FINANCING ACTIVITIES	61,477	8,846	122,930

NET INCREASE (DECREASE) IN CASH	-	(241)	-

CASH - beginning of period	-	2,632	-

CASH - end of period	$-	$2,391	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities
Reduction of liabilities reflected as contributed capital	$-	$-	$445,719

See unaudited notes to financial statements

DATAMILL MEDIA CORP.
 (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2008
(Unaudited)

Note 1 - Nature of Business and Summary of Significant Accounting Policies

    (A)    Description of Business

Smitten Press: Local Lore and Legends, Inc. (the “Company”) was incorporated under the laws of  Canada in January 15, 1990 under the name Creemore Star Printing, Inc. The name was changed to Smitten Press: Local Lore and Legends, Inc. on July 15, 2003. The Company was inactive until June 1, 2003 when it entered the development stage. The Company had planned to offer magazines and books for sale. Given the continued delay in recovery in New Orleans due to Hurricane Katrina and the death of the Company’s founder and president Mr. Richard Smitten in September 2006, the Company has determined that proceeding with its initial business plan will not be viable. It began seeking other alternatives to preserve stockholder value, including selling a controlling interest to a third party who would subsequently merge an operating business into the company. On August 30, 2007 a change in control occurred (see below). Activities during the development stage include development of a business plan, obtaining and developing necessary rights to sell our products, developing a website, and seeking a merger candidate.

On August 30, 2007, the Company’s controlling shareholder, the Estate of Richard Smitten, through its executor, Kelley Smitten, sold 152,700 restricted shares of the Company’s common stock held by the estate, which represented 68% of the then outstanding common stock, in a private transaction, to Robert L. Cox in exchange for cash consideration of $600,000 (the “Transaction”). As a result, Robert L. Cox became the Company’s controlling shareholder and new CEO. Robert L. Cox did not engage in any loan transaction in connection with the Transaction, and utilized his personal funds.

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

DATAMILL MEDIA CORP.
 (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
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

 Significant estimates in 2008 include an estimate of the deferred tax asset valuation allowance, shares issued for services, and valuation of contributed services.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $48,151 and $61,477, respectively, for the six months ended June 30, 2008, a deficit accumulated during the development stage of $1,032,693, stockholders’ deficiency of $56,547 at June 30, 2008 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the six months ended June 30, 2008, a company related to the Company's Chief Executive Officer through common ownership, advanced funds of $78,676 to the Company for working capital purposes.  These advances are reflected as due to related party on the accompanying balance sheet, are non-interest bearing and are payable on demand.

DATAMILL MEDIA CORP.
 (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2008
(Unaudited)

Note 4 - Stockholders’ Deficiency

On May 8, 2007, the Company filed Articles of Domestication and Articles of Incorporation with the State of Nevada.  The Company is now a Nevada corporation with 10,000,000 shares of $0.001 par value preferred stock authorized and had 50,000,000 shares of $0.001 par value common stock authorized prior to the below 2010 increase (see Note 5). The effect of the re-domestication was to reclassify $80,270 to additional paid-in capital from common stock for the change in par value.  All share and per share amounts have been reflected retroactively for the change.

During the six months ended June 30, 2008, compensation in the amount of $15,000 was recorded to additional paid-in capital for services provided by an officer of the Company.

In April 2008, the Company issued 2,500 shares of common stock for services.  The value of the shares issued was de minimis.

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

On April 30, 2010, our Board of Directors approved a change in name of the Registrant to DataMill Media Corp.  a reverse-split of our Common Stock on the basis of one new share of Common Stock for each one hundred shares of Common Stock held of record at the close of business on June 30, 2010 and an increase in the number of authorized common stock from 50,000,000 shares to 150,000,000 shares.  These corporate actions were ratified on April 30, 2010 by holders of a majority of the shares of Common Stock of the Registrant acting on written consent and the Amendment was filed with the State of Nevada on May 7, 2010.  The Registrant was notified by Financial Industry Regulatory Authority ("FINRA") that the name and new symbol change of DATAMILL MEDIA CORP. "SPLID" became effective on August 23, 2010.  All share and per share data has been adjusted to reflect the effect of the reverse split.

On August 23, 2010, the  Company issued 10,000,000 restricted shares of its common stock to its chief executive officer for services rendered.  The shares were valued at $0.001 per share or $10,000.

Note 6 - Restatement

Subsequent to the publication of the Company's June 30, 2008 interim financial statements, management became aware that those financial statements misclassified certain line items on the Company's balance sheet and cash flow statements.  A summary of the as reported and restated amount are as follows:

	June 30, 2008
	As Reported	Restated
Balance Sheet
Accounts payable and accrued expenses	$16,978	$14,186
Due to related party	$75,884	$78,676

Statement of Cash Flows	Six Months Ended June 30, 2008
Cash flows from operating activities:
Accounts payable	$10,781	$7,989
Cash flows from financing activities:
Proceeds from related party loans and advances	$58,685	$61,477

In addition, as discussed in Note 5 above, as a result of the name change to DATAMILL MEDIA CORP, the implementation of a 1 for 100 reverse stock split of the common stock and an increase in the number of authorized common stock from 50,000,000 shares to 150,000,000 shares effective as of August 23, 2010, all share and per share data has been retroactively restated to reflect the reverse split and increase in authorized common stock.

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

On May 8, 2007, we filed Articles of Domestication and Articles of Incorporation with the State of Nevada.  We are now a Nevada corporation with 150,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

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

We are now seeking other alternatives to preserve stockholder value, including selling a controlling interest to a third party who would subsequently merge an operating business into the company. As of the date of this report, we have no binding agreement, commitment or understanding to do so. We have engaged in preliminary discussions with third parties concerning such a transaction, and we may continue further discussions.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

The Company has not had any revenue since its inception on June 1, 2003.

Operating  expenses resulted in a loss from operations for the three months ended  June  30, 2008 of $13,867  compared with a loss of $18,242 for  the  three months ended  June  30, 2007.  Operating expenses consist primarily of professional fees paid to our independent auditors and attorneys.  This decrease in operating expenses is primarily  due to the Company  incurring  less legal and accounting  expenses.

9

During the three months ended June 30, 2007, the Company recorded a loss of $3,316 on foreign currency exchange and there was no foreign currency gain or loss for the three months ended June 30, 2008.

The Company reported a net loss of $13,867 ($0.04 per share) for the three months ended June 30, 2008 and a net loss of $21,558 ($0.10 per share) for the three months ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

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

The Company  reported a net loss of  $48,151 ($0.15 per share) for the six months  ended  June  30, 2008 and a net loss of  $43,769   ($0.20 per share) for the six months ended June 30, 2007.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $48,151 and $61,477, respectively, for the six months ended June 30, 2008, a deficit accumulated during development stage of $1,032,693, stockholders’ deficiency of $56,547 at June 30, 2008 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On May 8, 2007, we filed Articles of Domestication and Articles of Incorporation with the State of Nevada.  Prior to our reverse stock split, we were a Nevada corporation with 10,000,000 shares of $0.001 par value preferred stock authorized and 50,000,000 shares of $0.001 par value common stock authorized.

On April 30, 2010, the holders of a majority of the shares of Common Stock of the Registrant acting on written consent elected Vincent Beatty as Director and President of the Company, and Robert Kwiecinski as Director and Secretary of the Company, to serve in said positions until the next Meeting of Shareholders.

On April 30, 2010, our Board of Directors approved a change in name of the Registrant to DataMill Media Corp., a reverse-split of our Common Stock on the basis of one new share of Common Stock for each one hundred shares of Common Stock held of record at the close of business on June 30, 2010 and an increase in the number of authorized common stock from 50,000,000 shares to 150,000,000 shares.  These corporate actions were ratified on April 30, 2010 by holders of a majority of the shares of Common Stock of the Registrant acting on written consent and the Amendment was filed with the State of Nevada on May 7, 2010.  The Registrant was notified by Financial Industry Regulatory Authority ("FINRA") that the name and new symbol change of DATAMILL MEDIA CORP. "SPLID" became effective on August 23, 2010.

Item 6. Exhibits

Exhibit Number, Name and/or Identification of Exhibit

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

11

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATAMILL MEDIA CORP. (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)

Date: September 27, 2010	/s/ VINCENT BEATTY
Vincent Beatty
Director, Chief Executive Officer and Chief Financial Officer

12