Form 10-Q/A
period 2008-09-30
DATAMILL MEDIA CORP.
filed 2010-09-28
CIK 1315718

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

DATAMILL MEDIA CORP. (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (As Restated, see Note 6)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$-	$-
Prepaid expense	36,315	-

Total Current Assets	36,315	-

Total Assets	$36,315	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$14,186	$6,197
Due to related party	78,676	17,199

Total Current Liabilities	92,862	23,396

Total Liabilities	92,862	23,396

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
325,000 and 322,500 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	325	323
Additional paid-in capital	1,078,341	1,063,343
Accumulated deficit	(102,520)	(102,520)
Deficit accumulated during development stage	(1,032,693)	(984,542)

Total Stockholders' Deficit	(56,547)	(23,396)

Total Liabilities and Stockholders' Deficit	$36,315	$-

See unaudited notes to financial statements

DATAMILL MEDIA CORP. (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (As Restated, see Note 6) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from June 1, 2003 (Inception) to September 30,
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	-	4,643	30,414	38,077	122,922
General and administrative	-	7,424	2,737	10,332	75,597
Compensation - officer	-	394,177	15,000	397,927	830,427

Total Operating Expenses	-	406,244	48,151	446,336	1,029,016

Loss from Operations	-	(406,244)	(48,151)	(446,336)	(1,029,016)

Other Expense:
Loss on foreign currency exchange	-	-	-	(3,677)	(3,677)

Net Loss	$-	$(406,244)	$(48,151)	$(450,013)	$(1,032,693)

Net Loss per share - Basic and diluted	$-	$(0.02)	$(0.15)	$(0.02)	$(4.08)

Weighted Average Shares Outstanding
- Basic and diluted	325,000	225,000	323,910	225,000	253,007

See unaudited notes to financial statements

DATAMILL MEDIA CORP. (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from June 1, 2003 (Inception) to September 30, 2008
(As Restated, see Note 6) (Unaudited)

					Deficit
					Accumulated
			Additional		During	Total
	Common Stock		Paid-in	Accumulated	Development	Stockholders'
	Shares	Par Value	Capital	Deficit	Stage	Deficit

Balance, June 1, 2003 (Inception of development stage)	120,000	$120	$120,400	$(102,520)	$-	$-

Common stock issued for book rights	102,500	103	(103)	-	-	-

Balance, December 31, 2003	222,500	223	102,297	(102,520)	-	-

Contributed officer services	-	-	100,000	-	-	100,000

Contributed legal services	-	-	2,500	-	-	2,500

Net loss for the year	-	-	-	-	(106,211)	(106,211)

Balance, December 31, 2004	222,500	223	204,797	(102,520)	(106,211)	(3,711)

Contributed legal services	-	-	7,500	-	-	7,500

Net loss for the year	-	-	-	-	(245,365)	(245,365)

Balance, December 31, 2005	222,500	223	212,297	(102,520)	(351,576)	(241,576)

Contributed legal services	-	-	7,500	-	-	7,500

Net loss for the year	-	-	-	-	(162,106)	(162,106)

Balance, December 31, 2006	222,500	223	219,797	(102,520)	(513,682)	(396,182)

Shares issued for services	100,000	100	392,827	-	-	392,927

Contributed legal services	-	-	5,000	-	-	5,000

Contributed capital	-	-	445,719	-	-	445,719

Net loss for the year	-	-	-	-	(470,860)	(470,860)

Balance, December 31, 2007	322,500	323	1,063,343	(102,520)	(984,542)	(23,396)

Contributed officer services	-	-	15,000	-	-	15,000

Issuance of stock for services	2500	2	(2)	-	-	-

Net loss for the nine months ended September 30, 2008	-	-	-	-	(48,151)	(48,151)

Balance, September 30, 2008	325,000	$325	$1,078,341	$(102,520)	$(1,032,693)	$(56,547)

See unaudited notes to financial statements

DATAMILL MEDIA CORP. (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

			For the Period from
			June 1, 2003
			(Inception)
	For the Nine Months Ended September 30,		to September 30,
	2008	2007	2008
	(As Restated,		(As Restated,
	see Note 6)		see Note 6)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,151)	$(450,013)	$(1,032,693)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Contributed officer services	15,000	-	115,000
Contributed legal services	-	5,000	22,500
Stock-based compensation	-	392,927	392,927
Changes in assets and liabilities:
Prepaid expense	(36,315)	(15,000)	(36,315)
Accounts payable	7,989	35,869	14,186
Due to related party	-	-	75,884
Accrued compensation - officer	-	5,000	319,997

NET CASH USED IN OPERATING ACTIVITIES	(61,477)	(26,217)	(122,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans and advances	61,477	23,585	122,930

NET CASH PROVIDED BY FINANCING ACTIVITIES	61,477	23,585	122,930

NET INCREASE (DECREASE) IN CASH	-	(2,632)	-

CASH - beginning of period	-	2,632	-

CASH - end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities
Reduction of liabilities reflected as contributed capital	$-	$-	$445,719

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

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $48,151 and $61,477, respectively, for the nine months ended September 30, 2008, a deficit accumulated during development stage of $1,032,693, stockholders’ deficiency of $56,547 at September 30, 2008 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the nine months ended September 30, 2008, a company related to the Company's Chief Executive Officer through common ownership, advanced funds of $78,676 to the Company for working capital purposes.  These advances are reflected as due to related party on the accompanying balance sheet, are non-interest bearing and are payable on demand.

DATAMILL MEDIA CORP.
 (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
September 30, 2008
(Unaudited)

Note 4 - Stockholders’ Deficiency

On May 8, 2007, the Company filed Articles of Domestication and Articles of Incorporation with the State of Nevada.  The Company is now a Nevada corporation with 10,000,000 shares of $0.001 par value preferred stock authorized and had 50,000,000 shares of $0.001 par value common stock authorized prior to the below 2010 increase (see Note 5). The effect of the re-domestication was to reclassify $80,270 to additional paid-in capital from common stock for the change in par value.  All share and per share amounts have been retroactively reflected for the change.

During the nine months ended September 30, 2008, compensation in the amount of $15,000 was recorded as additional paid-in capital for services provided by an officer of the Company.

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

On April 30, 2010, our Board of Directors approved a change in name of the Registrant to DataMill Media Corp.  a reverse-split of our Common Stock on the basis of one new share of Common Stock for each one hundred shares of Common Stock held of record at the close of business on June 30, 2010 and an increase in the number of authorized common stock from 50,000,000 shares to 150,000,000 shares.  These corporate actions were ratified on April 30, 2010 by holders of a majority of the shares of Common Stock of the Registrant acting on written consent and the Amendment was filed with the State of Nevada on May 7, 2010.  The Registrant was notified by Financial Industry Regulatory Authority ("FINRA") that the name and new symbol change of DATAMILL MEDIA CORP. "SPLID" became effective on August 23, 2010.  All share and per share data has been adjusted to reflect the effect of the reverse-split.

On August 23, 2010, the  Company issued 10,000,000 restricted shares of its common stock to its chief executive officer for services rendered.  The shares were valued at $0.001 per share or $10,000.

Note 6 - Restatement

Subsequent to the publication of the Company's September 30, 2008 interim financial statements, management became aware that those financial statements misclassified certain line items on the Company's balance sheet and cash flow statements.  A summary of the reported and restated amounts are as follows:

	September 30, 2008
	As Reported	Restated
Balance Sheet
Accounts payable and accrued expenses	$16,978	$14,186
Due to related party	$75,884	$78,676

Statement of Cash Flows	Nine Months Ended September 30, 2008
Cash flows from operating activities:
Accounts payable	$10,781	$7,989
Cash flows from financing activities:
Proceeds from related party loans and advances	$58,685	$61,477

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

There were no expenses for the three months ended September  30, 2008  compared with a loss from operations of $406,244 for  the  three months  ended  September  30, 2007.  Operating expenses for  the  three months  ended  September  30, 2007 consisted primarily of officer compensation.

9

The Company had no activity for the three months ended September 30, 2008 and a net loss of $406,244 ($0.02 per share) for the three months ended September 30, 2007.

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

The Company  reported a net loss of  $48,151 ($0.15 per share) for the nine months  ended  September  30, 2008 and a net loss of  $450,013   ($0.02 per share) for the nine months ended September 30, 2007.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $48,151 and $61,477, respectively, for the nine months ended September 30, 2008, a deficit accumulated during development stage of $1,032,693, stockholders’ deficiency of $56,547 at September 30, 2008 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Exhibit Number, Name and/or Identification of Exhibit.

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