Form 10-K
period 2008-12-31
DATAMILL MEDIA CORP.
filed 2010-10-27
CIK 1315718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For Fiscal Year Ended: December 31, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                              DATAMILL MEDIA CORP.
                 (Exact name of issuer as specified in charter)

            Nevada                      000-27795                98-0427526
(State or other jurisdiction of        (Commission            (I.R.S. Employer
 incorporation or organization)        File Number)       Identification Number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

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

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,325,000 shares of common stock outstanding as of October 26, 2010.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              DATAMILL MEDIA CORP.

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Description of Business                                              3

Item 2.   Description of Property                                              4

Item 3.   Legal Proceedings                                                    4

Item 4.   Submission of Matters to a Vote of Security Holders                  4

                                       PART II

Item 5.   Market for Common Equity and Related Stockholder Matters and Small
          Business Issuer Purchases of Equity Securities                       4

Item 7.   Management's Discussion and Analysis or Plan of Operation            7

Item 8.   Financial Statements                                                10

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                10

Item 9A.  Controls and Procedures                                             10

Item 9AT. Controls and Procedures                                             11

Item 9B.  Other Information                                                   11

                                     PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   12

Item 11.  Executive Compensation                                              14

Item 12.  Security Ownership of Certain Beneficial Owners and Management      15

Item 13.  Certain Relationships and Related Transactions                      15

Item 14.  Principal Accounting Fees and Services                              16

                                     PART IV

Item 15.  Exhibits                                                            17

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Report on Form 10-K contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipates," "belief," "believes," "estimates," "expects," "intends," "plans," and similar statements and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events, or otherwise.

     Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: we have a limited operating history during which we have generated minimal revenues and losses to date; going concern considerations; our dependence on our sole officer and director who has other outside business activities and may therefore be unable to devote a majority of his time to the Company, possibly resulting in periodic disruptions in our operations; the continued quotation of our Common Stock on the Over-the-Counter Bulletin Board as to which there are no assurances, that an active market for our shares will exist, or be sustained; the Sarbanes Oxley Act has increased our accounting and administrative costs; and as may be further set forth in any press releases we may undertake, and other reports filed by us with the U.S. Securities and Exchange Commission ("SEC"). Many of such factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward looking statements contained in this Report will in fact occur. All forward looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

                                    PART - I

ITEM 1. DESCRIPTION OF BUSINESS

     On May 8, 2007, we changed our corporate domicile to Nevada, which was approved by our stockholders at a meeting held on February 19, 2007. Due to the death of our founder and President, Mr. Richard Smitten in September 2006, we did not commence active operations during the 2006 or 2007 fiscal years. Prior management's plan was to seek other alternatives to preserve stockholder value, including selling a controlling interest to a third party who would subsequently merge an operating business into the Company or otherwise enter into a business combination. As reported on our Form 8-K filed on September 7, 2007 and incorporated by reference, on August 30, 2007, our then controlling shareholder, the Estate of Richard Smitten, through its executor, Kelley Smitten, sold 152,700 restricted shares of our common stock, which represented 68% of our then outstanding common stock, in a private transaction, to Robert L. Cox in exchange for cash consideration of $600,000 (the "Transaction"). As a result, Robert L. Cox held 152,700 shares of our common stock, which represented 68% of our common stock outstanding. See Item 11. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

     Following the change of control of the Company, we have continued prior management's plan to seek other alternatives. Although we have engaged in preliminary discussions with third parties concerning such a transaction, including a possible transaction with an entity of which Mr. Cox is the Chief Executive Officer and President, as of the date of this report we have no binding agreement, commitment or understanding to do so.

EMPLOYEES

     As of December 31, 2008, our sole officer, director and employee is Robert
L. Cox, our Chief Executive Officer, President, Secretary, Treasurer and Principal Accounting Officer. He currently devotes such time as is necessary to affect our business plan set forth above.

     We have not engaged in any research and development nor do we anticipate engaging in any research and development until such time as we enter into a transaction with another entity, if any, which will determine whether our business will require research and development. Until such time, we do not anticipate any significant changes in the number of our employees.

ITEM 2. DESCRIPTION OF PROPERTY

     Office space was and is provided on a month-to-month basis formerly by the Company's CEO and currently by an affiliate for no charge, however, for all periods presented, the value was not material.

      Our executive offices were located at 2501 N.W. 34th Place, Unit 24, Pompano Beach, Florida 33069. Our current address is 7731 S. Woodridge Drive, Parkland, Florida 33067 and our telephone number is (954) 575-9177.

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

ITEM 3. LEGAL PROCEEDINGS

     We are not subject to any current lawsuits or claims. See "Item 9. Directors, Executive Officers, Promoters and Control Person"

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There have not been any submissions of matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2008.

                                    PART - II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

     Our Common Stock was listed for trading on the Over the Counter Bulletin Board (OTCBB) and presently trades under the trading symbol " SPLID". There is presently no established trading market for our common stock and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

     The following table sets forth, by fiscal quarter, the high and low closing sale prices reported by OTCBB for the Company's common stock for the periods indicated.

          Quarter Ended                    High Bid        Low Bid
          -------------                    --------        -------

          FISCAL 2007
          March 31, 2007                    $0.10           $0.10
          June 30, 2007                     $0.10           $0.10
          September 30, 2007                $0.40           $0.35
          December 31, 2007                 $0.80           $0.75

          Quarter Ended                    High Bid        Low Bid
          -------------                    --------        -------

          FISCAL 2008
          March 31, 2008                    $0.50           $0.50
          June 30, 2008                     $0.01           $0.01
          September 30, 2008                $0.01           $0.01
          December 31, 2008                 $0.01           $0.01

SHAREHOLDERS

     As of October 26, 2010 there were 41 holders of record of our Common Stock.

     During the past three years, we have not sold any securities under the Securities Act. An aggregate of 100,000 shares of our restricted Common Stock were issued to Robert L. Cox, our sole officer and director in September 2007 for services rendered. SEE ITEM 11."SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS".

PENNY STOCK CONSIDERATIONS

     Our shares are "penny stocks" as that term is generally defined in the (the "Exchange Act") to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

     Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

     * Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
     * Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
     * Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
     * Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

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

  COMMON STOCK

     We have authorized 150,000,000 shares of Common Stock, par value $0.001 per share. As of the date of this filing, 10,325,000 shares of Common Stock are issued and outstanding.

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

PREFERRED STOCK

     The Company has authorized 10,000,000 shares of "blank check" preferred stock available for issuance, par value $0.001 per share none of which are issued and outstanding as of the date hereof.

     The Company's Board of Directors is authorized to issue such preferred stock in one or more series and to fix the voting powers and the designations, preferences and relative, participating, optional or other rights and restrictions thereof. Accordingly, we may issue one or more series of preferred stock in the future that will have preference over our common stock with respect to the payment of dividends and upon our liquidation, dissolution or winding up or have voting or conversion rights which could adversely affect the voting power and percentage ownership of the holders of the preferred stock and common stock.

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

INDEMNIFICATION OF OFFICERS AND DIRECTORS

     The Company's Articles of Incorporation provide for indemnification of officers and directors to the fullest extent permissible under Nevada law. The Company's bylaws contain provisions entitling directors and officers of the Company to indemnification from judgments, fines, claims, amounts paid in settlement and reasonable expenses, including attorney's fees, as the result of an action or proceeding in which they may be involved by reason of being or having been a director or officer of the Company, provided said officers or directors acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company.

     In so far as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, or otherwise, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     Subsequent to our name change, we reactivated our business with the following focus:

     *    Refining our business plan
     *    Obtaining and developing necessary rights to sell our products
     *    Developing our website at www.smittenpress.com
     * Preparing to sell products through rack jobbers, or persons who set up and maintain newspaper-style boxes, as well as from our website.

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

LIQUIDITY AND CAPITAL RESOURCES

     As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $84,466 and $61,477, respectively, for the year ended December 31, 2008 and a deficit accumulated during development stage of $1,069,008 and stockholders' deficiency of $92,862 at December 31, 2008 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. On August 30, 2007, the Company's former officer sold controlling interest to a third party who intends to subsequently merge an operating business into the Company. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of December 31, 2008, we had no cash available to meet our needs as described below.

     All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, are estimated to be less than $3,000 per quarter for 10-Q quarterly filings and $7,500 per 10-K annual filing. Prior management had advanced and paid $52,149 since inception of development stage of our operating expenses as of December 31, 2008. In connection with the sale of the controlling interest in the Company as discussed elsewhere, these debts were settled.

     During fiscal 2007 in addition to the above advances, an affiliate company related to the Robert L. Cox, the Company's Chief Executive Officer, through common ownership advanced funds of $17,199 to the Company for working capital purposes. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand.

     During 2008, this same affiliate company advanced the Company $61,477 to sustain operations. The total amount due to this related party at December 31, 2008 was $78,676. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand.

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

     Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the years ended December 31, 2008 and 2007, that there is substantial doubt about our ability to continue as a going concern over the next twelve months from December 31, 2008. Our poor financial condition could inhibit our ability to achieve our business plan.

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

     In December 2006, FASB Staff Position No. EITF 00-19-2, "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "ACCOUNTING FOR CONTINGENCIES." The Company believes that its current accounting is consistent with the FSP.

     In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

     In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48 ("the FSP"). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

     In December 2007, the FASB issued SFAS No. 141(R), "BUSINESS COMBINATIONS," which replaces SFAS No. 141, " BUSINESS COMBINATIONS," which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

     In December 2007, the FASB issued SFAS No. 160, "NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company had no off-balance sheet arrangements during 2008 and 2007.

ITEM 8. FINANCIAL STATEMENTS

     Our financial statements and the related notes are set forth on pages F-1 through F-15, attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

     Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) or 15d-15 (e) promulgated under the Exchange Act as of the end of the period covered by this Report to determine if such controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC's rules and forms. Based upon such evaluation, such person concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements. There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting. In the event that we may receive sufficient funds for internal operational purposes, we plan to retain the services of additional internal management staff to provide assistance to our current management with the monitoring and maintenance of our internal controls and procedures.

     Our management does not believe that a control system, no matter how well designed and operated, can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurances that all control issues and instances of fraud, if any, with the Company have been detected.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management's internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

     Based on this assessment, management has concluded that as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

     Not Applicable

                                   PART - III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

     Name         Age                        Position
     ----         ---                        --------

Robert L. Cox     49  CEO, President, Secretary, Treasurer, Principal Financial
                      and Accounting Officer, Chairman of the Board of Directors

ROBERT L. COX

     Mr. Cox was elected Chief Executive Officer, President, Secretary and Treasurer and the sole director of the Company in September 2007 after the change of control of the Company and the resignation of the Company's former sole officer and director, Michael Williams, contemporaneously with the election of Mr. Cox.

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

     Mr. Cox and Simply Fit Holdings Group, Inc. (SFHG) are named as defendants with others in a lawsuit filed in the U.S. District Court for the Eastern District of New York, Case No. 07CV.5402 (ADS)(ARL). The Company is not named as a defendant in this lawsuit. The plaintiff, a New York corporation doing business as Simply Fit of the Northeast, alleges that it entered into an agreement with Simply Fit SFHG in July 2007 to be a master distributor of the SFHG product. The plaintiff alleges that the defendants wrongfully terminated the distributorship agreement and allege against all of the defendants (a) two RICO counts; (b) fraud; (c) breach of contract (solely against SFHG); and (d) unfair competition. The defendants have filed a Motion to Dismiss the Complaint for failure to state a claim and a Motion to Compel Arbitration in Florida since the agreement contained an arbitration provision. The plaintiff has also filed a Motion for a Preliminary Injunction against the defendants. On or about April 3, 2008, plaintiff filed an amended complaint with the Court in which it added details to its allegations. The litigation and Motions are pending. Mr. Cox and SFHG deny all of the allegations and intend to vigorously defend against them. The plaintiff and defendants are aggressively negotiating to reach a settlement agreement in which all charges will be dismissed by the parties. This lawsuit will have no accounting effect on the Company, since the Company is not a party to this litigation.

VINCENT BEATTY

     On April 30, 2010, the holders of a majority of the shares of Common Stock of the Registrant acting on written consent elected Vincent Beatty as Director and President of the Company, to serve in said positions until the next Meeting of Shareholders; see Note 8 - Subsequent Events, included in the attached Notes to the Financial Statements.

     Mr. Beatty has an extensive background in the securities and venture capital industry. For the past twenty years, he has assisted in the raising of tens of millions of dollars for numerous small businesses. He has also helped many small companies obtain financing for private placements of public equity (PIPES), bridge loans, and private equity. In 1995, Mr. Beatty started the consulting firm Devken Inc., which he owns and operates today. Prior to operating Devken Inc., Mr. Beatty was a senior account executive for First New England Securities and Greenway Capital Corp. He has extensive, hands on experience with clearing firms, broker dealers, market makers, and transfer agents.

     None of our directors holds similar positions in any reporting company under the Exchange Act.

     No current director, person nominated to become a director, executive officer, promoter or control person of the Company has, within the past five years:

     * had any bankruptcy petition filed by or against any business or which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     * been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     * been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
     * been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

AUDIT COMMITTEE

     We do not currently have an audit committee. The entire Board of Directors is currently acting as the audit committee. There is no "audit committee financial expert," as such term is defined in rules and regulations of the SEC, currently serving on the Board of Directors. However, our sole director believes that he has sufficient knowledge and experience to fulfill his duties and obligations with respect to audit committee functions of the Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

     For the period ending December 31, 2008, we recorded $15,000 to our former officer. For the period ending December 31, 2007, we recorded $5,000 to our former officer. Prior to August 30, 2007, the Company reflected accrued compensation for officers of $322,500 due to the Company's former officers. In August 2007, in connection with the sale of the certain shares of Common Stock from the estate of Mr. Smitten, a former officer and majority shareholder in a private transaction, this accrued compensation was settled. Accordingly, we reduced accrued compensation due prior officers by $322,500 and reflected contributed capital of $322,500 by increasing paid-in capital on the accompanying balance sheet. In addition, Mr. Cox, our sole executive officer, received 100,000 shares of Common Stock for services rendered to the Company which were valued at $392,927 or $0.039 per share which was the sale price per share paid in the purchase of shares from Mr. Smitten's estate.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of October 26, 2010, we had 10,325,000 shares of our Common Stock issued and outstanding. The following table sets forth, as of October 26, 2010, the shares of our Common Stock beneficially owned by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, by each officer and director, and by all of our executive officers and directors as a group.

                                                                 Percentage of
                               Amount of                          Outstanding
Name and Address of           Beneficial          Type of          Shares of
 Beneficial Owner            Ownership (1)       Ownership       Common Stock
 ----------------            -------------       ---------       ------------

Vincent Beatty (2), (3),      10,201,350           Direct            98.8%
(4) and (5)
c/o the Company


All Officers and Directors
 as a Group (1) person        10,201,350           Direct            98.8%

----------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise noted, the persons named have sole voting and investment power with respect to such shares.
(2) The address of the Company, as of the filing date of this Form 10-K, is 7731 S. Woodridge Drive, Parkland, FL 33067; see Note 8 - Subsequent Events, included in the attached Notes to the Financial Statements.
(3) On September 14, 2009, the Company's controlling shareholder, Carl Feldman, sold 202,700 restricted shares of the Company's common stock held in the name of Mr. Feldman, which represented 62% of the then outstanding common stock, in a private transaction, to Vincent Beatty in exchange for cash consideration of $10,000 (the "Transaction"). As a result, Vincent Beatty became the Company's controlling shareholder. Mr. Beatty engaged in a loan transaction in connection with the Transaction; see Note 8 - Subsequent Events, included in the attached Notes to the Financial Statements.
(4) On April 30, 2010, the holders of a majority of the shares of Common Stock of the Registrant acting on written consent elected Vincent Beatty as Director and President of the Company, to serve in said positions until the next Meeting of Shareholders; see Note 8 - Subsequent Events, included in the attached Notes to the Financial Statements.
(5) On August 23, 2010, the Company issued 10,000,000 restricted shares of its common stock to its chief executive officer, Vincent Beatty, for services rendered. The shares were valued at $0.001 per share or $10,000; see Note 8
     - Subsequent Events, included in the attached Notes to the Financial Statements.

     See Note 8 - Subsequent Events, included in the attached Notes to the Financial Statements for a description of the details and subsequent date, resulting in a change of control in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have the exclusive rights to market local lore and legend mini-books written or developed by or through Mr. Smitten. In June 2003, we issued Mr. Smitten an aggregate of 102,500 shares of common stock for these rights based upon the amount of time, effort and funds he indicated he had expended in developing these rights, which he indicated he valued in excess of $10,250. As our stock had no par value, we valued these shares at a di minimus value of $.001 per share. Under GAAP, however, due to the related party nature of the transaction, we did not record any asset value for these rights.

     For the year ended December 31, 2006, Mr. Smitten advanced cash to the Company of $22,573 for general and administrative expenses. On August 30, 2007, in connection with the sale of Common Stock by Mr. Smitten's estate in a private transaction to Mr. Cox, this obligation was satisfied.

     For the year ended December 31, 2007, our former President, Michael Williams, contributed $5,000 in legal services, as he had in the prior year before becoming an officer following the death of our Mr. Smitten.

      During the year ended December 31, 2007, an affiliate company related to the Company's chief executive officer through common ownership, advanced funds of $17,199 to the Company for working capital purposes. These advances are reflected as due to related party on the accompanying balance sheet, are non-interest bearing and are payable on demand.

      During 2008, this same affiliate company advanced the Company $61,477 to sustain operations. The total amount due to this related party at December 31, 2008 was $78,676. These advances are reflected as due to related party on the accompanying balance sheet, are non-interest bearing and are payable on demand.

     Our sole officer and director, Robert L. Cox, received 152,700 shares of Common Stock in August 2007 as the result of a purchase of such shares from the Estate of the former officer and director of the Company, Richard Smitten, who passed away in September 2006. Mr. Cox also received 100,000 shares of Common Stock directly from the Company in September 2007 for services rendered which shares were valued at $392,927 or $0.039 per share based upon the per share price of the shares of Common Stock he purchased from the estate of the former officer in August 2007.

     Mr. Cox, who is our sole officer and director and the controlling shareholder of the Company, may be deemed to be a promoter of the Company.

     See Note 8 - Subsequent Events, included in the attached Notes to the Financial Statements regarding material transactions entered into with the beneficial owner of five percent or more of our common stock, as of the filing date of this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table sets forth fees billed to us by our auditors, Salberg & Company, P.A. during the fiscal years ended December 31, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered.

     (i)   Audit Fees: 2008 = $ 9,300
                       2007 = $18,100

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

                                   PART - IV

ITEM 15. EXHIBITS

     (a) The following documents are filed herewith as exhibits or incorporated by reference:

Exhibit No.                              Description
-----------                              -----------

   31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DATAMILL MEDIA CORP.
                             (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)


Date: October 26, 2010       /s/ Vincent Beatty
                             ---------------------------------------------------
                             Vincent Beatty
                             Director, Chief Executive Officer and Chief
                             Financial Officer

                              DATAMILL MEDIA CORP.
               (F/K/A SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-2

Balance Sheets at December 31, 2008 and 2007                                 F-3

Statements of Operations for the Years Ended December 31, 2008 and 2007,
and for the Period from June 1, 2003 (Inception) to December 31, 2008        F-4

Statement of Changes in Stockholders' Deficit for the Period from
June 1, 2003 (Inception) to December 31, 2008                                F-5

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007,
and for the Period from June 1, 2003 (Inception) to December 31, 2008        F-6

Notes to Financial Statements                                                F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
DataMill Media Corp. (f/k/a Smitten Press: Local Lore and Legends, Inc.)

     We have audited the accompanying balance sheets of DataMill Media Corp. (f/k/a Smitten Press: Local Lore and Legends, Inc.) (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficit and cash flows for each of the two years ended December 31, 2008 and for the period from June 1, 2003 (Inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DataMill Media Corp. (f/k/a Smitten Press: Local Lore and Legends, Inc.) (a development stage company) as of December 31, 2008 and 2007, and the results of its operations, and its cash flows for each of the two years in the period ended December 31, 2008 and for the period from June 1, 2003 (Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, in the accompanying financial statements, the Company has a net loss and net cash used in operations of $84,466 and $61,477, respectively, in 2008 and a deficit accumulated during development stage of $1,069,008 and stockholders' deficit of $92,862 at December 31, 2008 and is a development stage company with no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Salberg & Company, P.A.
------------------------------------
SALBERG & COMPANY, P.A.
Boca Raton, Florida
October 26, 2010

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                    December 31,
                                                                        -----------------------------------
                                                                            2008                   2007
                                                                        ------------           ------------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                  $         --           $         --
  Prepaid expense                                                                 --                     --
                                                                        ------------           ------------
TOTAL CURRENT ASSETS                                                              --                     --
                                                                        ------------           ------------

TOTAL ASSETS                                                            $         --           $         --
                                                                        ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                 $     14,186           $      6,197
  Due to related party                                                        78,676                 17,199
                                                                        ------------           ------------
TOTAL CURRENT LIABILITIES                                                     92,862                 23,396
                                                                        ------------           ------------

TOTAL LIABILITIES                                                             92,862                 23,396
                                                                        ------------           ------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued and outstanding                                                    --                     --
  Common stock, $0.001 par value, 150,000,000 shares authorized,
   325,000 and 322,500 issued and outstanding
   at December 31, 2008 and 2007, respectively                                   325                    323
  Additional paid-in capital                                               1,078,341              1,063,343
  Accumulated deficit                                                       (102,520)              (102,520)
  Deficit accumulated during development stage                            (1,069,008)              (984,542)
                                                                        ------------           ------------

TOTAL STOCKHOLDERS' DEFICIT                                                  (92,862)               (23,396)
                                                                        ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $         --           $         --
                                                                        ============           ============


                        See notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                For the Period
                                                                               from June 1, 2003
                                            For the Years Ended December 31,    (Inception) to
                                            -------------------------------       December 31,
                                                2008               2007               2008
                                            ------------       ------------       ------------
Revenues                                    $         --       $         --       $         --
                                            ------------       ------------       ------------
Operating Expenses
  Professional fees                               66,729             43,405            159,237
  General and administrative                       2,737             25,851             75,597
  Compensation - officer                          15,000            397,927            830,427
                                            ------------       ------------       ------------
Total Operating Expenses                          84,466            467,183          1,065,331
                                            ------------       ------------       ------------

Loss from Operations                             (84,466)          (467,183)        (1,065,331)

Other Expense:

Loss on foreign currency exchange                     --             (3,677)            (3,677)
                                            ------------       ------------       ------------

Net Loss                                    $    (84,466)      $   (470,860)      $ (1,069,008)
                                            ============       ============       ============

Net Loss per share - Basic and diluted      $      (0.26)      $      (1.90)      $      (4.58)
                                            ============       ============       ============
Weighted Average Shares Outstanding
 - Basic and diluted                             324,377            247,705            256,030
                                            ============       ============       ============


                        See notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
       For the Period from June 1, 2003 (Inception) to December 31, 2008

                                                                                              Deficit
                                                                                            Accumulated
                                            Common Stock        Additional                    During           Total
                                        --------------------     Paid-in     Accumulated    Development     Stockholders'
                                        Shares     Par Value     Capital       Deficit         Stage          Deficit
                                        ------     ---------     -------       -------         -----          -------
Balance, June 1, 2003 (Inception)      120,000       $ 120     $  120,400     $(102,520)    $        --      $      --

Common stock issued for book rights    102,500         103           (103)           --              --             --
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2003             222,500         223        102,297      (102,520)             --             --

Contributed officer services                --          --        100,000            --              --        100,000

Contributed legal services                  --          --          2,500            --              --          2,500

Net loss for the year                       --          --             --            --        (106,211)      (106,211)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2004             222,500         223        204,797      (102,520)       (106,211)        (3,711)

Contributed legal services                  --          --          7,500            --              --          7,500

Net loss for the year                       --          --             --            --        (245,365)      (245,365)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2005             222,500         223        212,297      (102,520)       (351,576)      (241,576)

Contributed legal services                  --          --          7,500            --              --          7,500

Net loss for the year                       --          --             --            --        (162,106)      (162,106)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2006             222,500         223        219,797      (102,520)       (513,682)      (396,182)

Common stock issued for services       100,000         100        392,827            --              --        392,927

Contributed legal services                  --          --          5,000            --              --          5,000

Contributed capital                         --          --        445,719            --              --        445,719

Net loss for the year                       --          --             --            --        (470,860)      (470,860)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2007             322,500         323      1,063,343      (102,520)       (984,542)       (23,396)

Contributed officer services                --          --         15,000            --              --         15,000

Common stock issued for services         2,500           2             (2)           --              --             --

Net loss for the year                       --          --             --            --         (84,466)       (84,466)
                                       -------       -----     ----------     ---------     -----------      ---------

Balance, December 31, 2008             325,000       $ 325     $1,078,341     $(102,520)    $(1,069,008)     $ (92,862)
                                       =======       =====     ==========     =========     ===========      =========


                        See notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                          For the Period
                                                                                         from June 1, 2003
                                                      For the Years Ended December 31,    (Inception) to
                                                      -------------------------------       December 31,
                                                          2008               2007               2008
                                                      ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $    (84,466)      $   (470,860)      $ (1,069,008)
  Adjustments to reconcile net loss
   from operations to net cash used
   in operating activities:
     Contributed services                                   15,000                 --            115,000
     Contributed legal services                                 --              5,000             22,500
     Stock-based compensation                                   --            392,927            392,927
  Changes in assets and liabilities:
     Accounts payable and accrued expenses                   7,989             41,567             87,567
     Accrued compensation - officer                             --              5,000            322,500
                                                      ------------       ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                      (61,477)           (26,366)          (128,514)
                                                      ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party loans and advances            61,477             23,734            128,514
                                                      ------------       ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   61,477             23,734            128,514
                                                      ------------       ------------       ------------

NET DECREASE IN CASH                                            --             (2,632)                --

CASH - beginning of period                                      --              2,632                 --
                                                      ------------       ------------       ------------

CASH - end of period                                  $         --       $         --       $         --
                                                      ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                            $         --       $         --       $         --
                                                      ============       ============       ============

  Income taxes                                        $         --       $         --       $         --
                                                      ============       ============       ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Reduction of liabilities reflected as
   contributed capital                                $         --       $    445,719       $    445,719
                                                      ============       ============       ============


                        See notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 and 2007


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) DESCRIPTION OF BUSINESS

     Smitten Press: Local Lore and Legends, Inc. (the "Company") was incorporated under the laws of Canada on January 15, 1990 under the name Creemore Star Printing, Inc. The name was changed to Smitten Press: Local Lore and Legends, Inc. on July 15, 2003. The Company was inactive until June 1, 2003 when it entered the development stage. The Company had planned to offer magazines and books for sale. Given the continued delay in recovery in New Orleans due to Hurricane Katrina and the death of the Company's founder and president Mr. Richard Smitten in September 2006, the Company has determined that proceeding with its initial business plan will not be viable. It began seeking other alternatives to preserve stockholder value, including selling controlling interest to a third party who would subsequently merge an operating business into the company. On August 30, 2007 a change in control occurred (see below). Activities during the development stage include development of a business plan, obtaining and developing necessary rights to sell our products, developing a website, and seeking a merger candidate.

     On August 30, 2007, the Company's controlling shareholder, the Estate of Richard Smitten, through its executor, Kelley Smitten, sold 152,700 restricted shares of the Company's common stock held by the estate, which represented 68% of the then outstanding common stock, in a private transaction, to Robert L. Cox in exchange for cash consideration of $600,000 (the "Transaction"). As a result, Robert L. Cox became the Company's controlling shareholder and new CEO. Robert
L. Cox did not engage in any loan transaction in connection with the Transaction, and utilized his personal funds.

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

      Significant estimates in 2008 and 2007 include an estimate of the deferred tax asset valuation allowance, shares issued for services, and valuation of contributed services.

(D) CASH EQUIVALENTS

     For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 and 2007


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(E) WEBSITE DEVELOPMENT COSTS

     In accordance with EITF Issue No. 00-2, the Company accounts for its website in accordance with Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" "SOP 98-1".

     SOP 98-1 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage. The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years.

(F) STOCK-BASED COMPENSATION

     On January 1, 2006, the Company implemented FASB ASC 718 (Statement of Financial Accounting Standard 123 (revised 2004) ("SFAS 123(R)")), "Share-Based Payment" which replaced SFAS 123 "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. SFAS 123(R) and related interpretations requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company values any employee or non-employee stock based compensation at fair value using the Black-Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application ("MPA"). MPA requires the Company to account for all new stock based compensation to employees using fair value, and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company should recognize the compensation cost for that portion of the award that the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date. There was no accounting effect of implementing SFAS 123R at January 1, 2006.

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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 and 2007


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(G) PROMOTER CONTRIBUTION AND CONTRIBUTED SERVICES

     The Company accounts for assets provided to the Company by promoters in exchange for capital stock at the promoter's original cost basis. The value of services provided to the Company by its officer was $15,000 in 2008 which was recorded as contributed services. The value of services provided to the Company by its outside attorney was $5,000 in 2007 and $7,500 in 2006 and 2005, which was recorded as contributed legal services. In 2004, the Company recorded $100,000 of contributed consulting services and $2,500 of contributed legal services.

(H) REVENUE RECOGNITION

     The Company intends on recognizing revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB No.
104). Revenue will be recognized when persuasive evidence of an arrangement exists, as services are provided or when product is delivered, and when collection of the fixed or determinable selling price is reasonably assured.

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

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN-48), Accounting for Uncertainty in Income Taxes--An interpretation of FASB Statement No. 109. FIN-48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No.109, Accounting for Income Taxes. This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN-48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN-48 and they had no impact on its financial position, results of operations, and cash flows.

     Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2004 through December 31, 2008 for U.S. Federal Income Tax, for the tax years ended December 31, 2004 through December 31, 2008 for the State of Florida Corporate Income Tax, the years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

(J) COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes net loss as currently reported by the Company adjusted for other comprehensive income, net of comprehensive losses. Other comprehensive income for the Company consists of unrealized gains and losses related to the Company's foreign currency cumulative translation adjustment. The comprehensive loss for the periods presented in the accompanying financial statements was not material.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 and 2007


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

     At December 31, 2008 the fair value of current liabilities approximated book value.

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

     In December 2006, FASB Staff Position No. EITF 00-19-2, "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "ACCOUNTING FOR CONTINGENCIES." The Company believes that its current accounting is consistent with the FSP.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 and 2007


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(L) NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

     In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48 ("the FSP"). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

     In December 2007, the FASB issued FASB ASC 805 (FAS No. 141(R), "BUSINESS COMBINATIONS," which replaces SFAS No. 141, " BUSINESS COMBINATIONS," which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements, since the impact of FASB ASC 805 on the Company's financial statements will be determined in part by the nature and timing of any future acquisitions completed.

     In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 and 2007


NOTE 2 - RELATED PARTIES

     Office space was and is provided on a month-to-month basis formerly by the Company's CEO and currently by an affiliate for no charge, however, for all periods presented, the value was not material.

     A promoter contributed certain rights and inventory to the Company for 102,500 common shares in 2003. (See Note 3)

     During each of the years ended December 31, 2007, 2006, 2005 and December 31, 2004, the Company received proceeds totaling $67,037 from the Company's officer and former officer ($23,734, $22,573, $20,630 and $100, respectively) for general and administrative expenses. Additionally, during 2007, a former officer advanced cash to the company of $8,846. On August 30, 2007, in connection with the sale of the Company's common stock in a private transaction (See Note 1), this debt was settled. Accordingly, the Company reduced this debt by $52,149 and reflected contributed capital of $52,149 by increasing paid-in capital on the accompanying balance sheet.

     Prior to August 30, 2007, the Company reflected accrued compensation - officers of $322,500 due to the Company's former officers of $310,000 and $12,500, respectively. In August 2007, in connection with the sale of certain common shares of Company's common stock held by a majority stockholder, in a private transaction (See Note 1), this accrued compensation was settled. Accordingly, the Company reduced accrued compensation - officers by $322,500 and reflected contributed capital of $322,500 by increasing paid-in capital on the accompanying balance sheet.

     During the year ended December 31, 2007 and 2006, in connection with legal services provided by a former officer of the Company, the Company valued this service at their fair market value and recorded compensation expense and contributed capital of $5,000 and $7,500, respectively.

     During the year ended December 31, 2007, an affiliate company related to the Company's chief executive officer through common ownership, advanced funds of $17,199 to the Company for working capital purposes. These advances are reflected as due to related party on the accompanying balance sheet, are non-interest bearing and are payable on demand.

     During 2008, this same affiliate company advanced the Company $61,477 to sustain operations. The total amount due to this related party at December 31, 2008 was $78,676. These advances are reflected as due to related party on the accompanying balance sheet, are non-interest bearing and are payable on demand.

NOTE 3 - STOCKHOLDERS' DEFICIT

     In June 2003, the Company issued 102,500 shares to R. L. Smitten who was considered a promoter for perpetual exclusive rights to market local lore and legend magazines. There was no net accounting effect of this transaction as the original cost basis to the promoter was zero.

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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 and 2007


NOTE 3 - STOCKHOLDERS' DEFICIT (CONTINUED)

     During 2006, legal expenses in the amount of $7,500 were recorded to additional paid-in capital for legal services provided.

     During 2007, legal expenses in the amount of $5,000 were recorded to additional paid-in capital for legal services provided.

     On May 8, 2007, the Company filed Articles of Domestication and Articles of Incorporation with the State of Nevada. The Company is now a Nevada corporation with 10,000,000 shares of $0.001 par value preferred stock authorized and had 50,000,000 shares of $0.001 par value common stock authorized prior to the below 2010 increase (see Note 8). The effect of the re-domestication was to reclassify $80,270 to additional paid-in capital from common stock for the change in par value. All share and per share amounts have been retroactively reflected for the change.

     On August 30, 2007, in connection with the sale of the Company's common stock in a private transaction (See Note 1), accounts payable amounting to $73,381 was repaid and the former officer's estate retained the remaining cash balance of $2,311. Accordingly, the Company reduced accounts payable by $73,381 and reduced cash by $2,311 and reflected a contributed capital of $71,070 by increasing paid-in capital on the accompanying balance sheet.

     On August 30, 2007, in connection with the sale of the Company's common stock in a private transaction (See Note 1), amounts due to former officers of the company of $52,149 and accrued compensation - officers of $322,500 was settled. Accordingly, the Company reflected a contributed capital of $374,649 by increasing paid-in capital on the accompanying balance sheet.

     On September 30, 2007, the Company issued 100,000 shares of its common stock to its chief executive officer for services rendered. The shares were valued and expensed at $392,927 or $0.039 per share which was a contemporaneous sale price in a private transaction where a former officer's estate sold a portion of his common shares of the Company to the new officer (see Note 1).

     During 2008, compensation in the amount of $15,000 was recorded as additional paid-in capital for services provided by an officer of the Company.

     In April 2008, the Company issued 2,500 shares of common stock for services. The value of the shares issued was de minimis.

NOTE 4 - INCOME TAXES

     There was no income tax expense for the years ended December 31, 2008 and 2007 due to the Company's net losses. The Company has established a 100% valuation allowance against any deferred tax assets which primarily relate to the Company's net operating loss carryforwards.

     The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended December 31, 2008 and 2007, (computed by applying an estimated Corporate tax rate of 40% to loss before taxes), as follows:

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 and 2007


NOTE 4 - INCOME TAXES (CONTINUED)

                                                         Years Ended December 31,
                                                      -------------------------------
                                                         2008                 2007
                                                      ----------           ----------
Computed "expected" tax benefit                       $  (33,786)          $ (188,344)
Contributed services                                       6,000                2,000
Change in deferred tax asset valuation allowance          27,786              186,344
                                                      ----------           ----------
                                                      $       --           $       --
                                                      ==========           ==========

     The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

                                                         Years Ended December 31,
                                                      -------------------------------
                                                         2008                 2007
                                                      ----------           ----------
Deferred tax assets:
  Operating loss carryforward                         $  413,611           $  385,825
   Total gross deferred tax assets                       413,611              385,825
Less valuation allowance                                (413,611)            (385,825)
                                                      ----------           ----------
Net deferred tax assets                               $       --           $       --
                                                      ==========           ==========

     The valuation allowance at December 31, 2007 was $385,825. The net change in valuation allowance during the year ended December 31, 2008 was a increase of $27,786. The Company has net operating losses of approximately $1,034,000 at December 31, 2008 available to offset future net income through 2028.

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

     Based on its evaluation, as described in Note 1, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2004 through December 31, 2008 for both U.S. Federal Income Tax and for the State of Florida Corporate Income Tax, the years which remain subject to examination by the respective tax jurisdictions as of December 31, 2008.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 and 2007


NOTE 5 - GOING CONCERN

     As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $84,466 and $61,477, respectively, for the year ended December 31, 2008 and a deficit accumulated during development stage of $1,069,008 and stockholders' deficit of $92,862 at December 31, 2008 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company had plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. The sale of a majority interest (approximately 68%) occurred in August 2007 and now management intends to merge an operating entity into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - CONCENTRATIONS

     As discussed in Note 1, through the change in ownership of the Company, from August 2007 through 2008, the Company was funded solely by funds advanced through a commonly controlled affiliate, Simply Fit Holdings Group, Inc. Amounts owed as of December 31, 2008 and 2007 were $78,676 and $17,199, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company is named as a defendant with others in a lawsuit filed June 24, 2008 in the Florida Southern District Court, Case No. 0:2008cv60953. The plaintiff, a New York individual, alleges a RICO count against all of the defendants. On September 14, 2009 a settlement agreement was reached with the plaintiff on behalf of the Company. There was no accounting effect on the Company as a result of the settlement.

NOTE 8 - SUBSEQUENT EVENTS

     On September 14, 2009, the Company's controlling shareholder, Carl Feldman, sold 202,700 restricted shares of the Company's common stock held in the name of Mr. Feldman, which represented 62% of the then outstanding common stock, in a private transaction, to Vincent Beatty in exchange for cash consideration of $10,000 (the "Transaction"). As a result, Vincent Beatty became the Company's controlling shareholder. Mr. Beatty engaged in a loan transaction in connection with the Transaction.

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

     On August 23, 2010, the Company issued 10,000,000 restricted shares of its common stock to its chief executive officer, Vincent Beatty, for services rendered. The shares were valued at $0.001 per share or $10,000.