Form 10-Q
period 2009-03-31
DATAMILL MEDIA CORP.
filed 2010-12-06
CIK 1315718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the quarter ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number: 000-51159


                              DATAMILL MEDIA CORP.
                 (Exact name of issuer as specified in charter)

           Nevada                                             98-0427526
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,325,000 shares at November 30, 2010

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2009

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  4

     Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008     4

     Statements of Operations for the Three Months Ended March 31, 2009
     and 2008, and for the Period from June 1, 2003 (Inception) to
     March 31, 2009 (Unaudited)                                                5

     Statement of Changes in Stockholder's Deficit for the Period from
     June 1, 2003 (Inception) to March 31, 2009 (Unaudited)                    6

     Statements of Cash Flows for the Three Months Ended March 31, 2009
     and 2008, and for the Period from June 1, 2003 (Inception) to
     March 31, 2009 (Unaudited)                                                7

     Notes to Financial Statements as of March 31, 2009 (Unaudited)            8

Item 2.  Management's Discussion and Analysis or Plan of Operation            11

Item 4.  Controls and Procedures                                              12

Item 4T. Controls and Procedures                                              13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3.  Default Upon Senior Securities                                       14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6.  Exhibits                                                             14

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made in our annual report as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety, except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business. When used in this quarterly report, the terms the "Company," "we," and "us" refers to Datamill Media Corp. (f.k.a. Smitten Press: Local Lore and Legends, Inc.)

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                     March 31, 2009       December 31, 2008
                                                                     --------------       -----------------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $        --           $        --
  Prepaid expense                                                               --                    --
                                                                       -----------           -----------
TOTAL CURRENT ASSETS                                                            --                    --
                                                                       -----------           -----------

TOTAL ASSETS                                                           $        --           $        --
                                                                       ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                $    14,686           $    14,186
  Due to related party                                                      78,676                78,676
                                                                       -----------           -----------
TOTAL CURRENT LIABILITIES                                                   93,362                92,862
                                                                       -----------           -----------

TOTAL LIABILITIES                                                           93,362                92,862
                                                                       -----------           -----------
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued and outstanding                                                  --                    --
  Common stock, $0.001 par value, 150,000,000 shares authorized,
   325,000 issued and outstanding at March 31, 2009 and
   December 31, 2008, respectively                                             325                   325
  Additional paid-in capital                                             1,078,341             1,078,341
  Accumulated deficit                                                     (102,520)             (102,520)
  Deficit accumulated during development stage                          (1,069,508)           (1,069,008)
                                                                       -----------           -----------
TOTAL STOCKHOLDERS' DEFICIT                                                (93,362)              (92,862)
                                                                       -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $        --           $        --
                                                                       ===========           ===========


                   See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         For the Period from
                                                                                             June 1, 2003
                                               For the Three Months Ended March 31,         (Inception) to
                                               -----------------------------------             March 31,
                                                   2009                   2008                   2009
                                               ------------           ------------           ------------
Revenues                                       $         --           $         --           $         --
                                               ------------           ------------           ------------
OPERATING EXPENSES
  Professional fees                                      --                 17,534                159,237
  General and administrative                            500                  1,750                 76,097
  Compensation - officer                                 --                 15,000                830,427
                                               ------------           ------------           ------------
Total Operating Expenses                                500                 34,284              1,065,831
                                               ------------           ------------           ------------

Loss from Operations                                   (500)               (34,284)            (1,065,831)

OTHER EXPENSE:
  Loss on foreign currency exchange                      --                     --                 (3,677)
                                               ------------           ------------           ------------

Net Loss                                       $       (500)          $    (34,284)          $ (1,069,508)
                                               ============           ============           ============

Net Loss per share - Basic and diluted         $      (0.00)          $      (0.11)          $      (4.31)
                                               ============           ============           ============

Weighted Average Shares Outstanding
 - Basic and diluted                                325,000                322,500                248,031
                                               ============           ============           ============


                   See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
         For the Period from June 1, 2003 (Inception) to March 31, 2009
                                   (Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                            Common Stock        Additional                    During           Total
                                        --------------------     Paid-in     Accumulated    Development     Stockholders'
                                        Shares     Par Value     Capital       Deficit         Stage          Deficit
                                        ------     ---------     -------       -------         -----          -------
Balance, June 1, 2003 (Inception)      120,000       $ 120     $  120,400     $(102,520)    $        --      $      --

Common stock issued for book rights    102,500         103           (103)           --              --             --
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2003             222,500         223        102,297      (102,520)             --             --

Contributed officer services                --          --        100,000            --              --        100,000

Contributed legal services                  --          --          2,500            --              --          2,500

Net loss for the year                       --          --             --            --        (106,211)      (106,211)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2004             222,500         223        204,797      (102,520)       (106,211)        (3,711)

Contributed legal services                  --          --          7,500            --              --          7,500

Net loss for the year                       --          --             --            --        (245,365)      (245,365)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2005             222,500         223        212,297      (102,520)       (351,576)      (241,576)

Contributed legal services                  --          --          7,500            --              --          7,500

Net loss for the year                       --          --             --            --        (162,106)      (162,106)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2006             222,500         223        219,797      (102,520)       (513,682)      (396,182)

Shares issued for services             100,000         100        392,827            --              --        392,927

Contributed legal services                  --          --          5,000            --              --          5,000

Contributed capital                         --          --        445,719            --              --        445,719

Net loss for the year                       --          --             --            --        (470,860)      (470,860)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2007             322,500         323      1,063,343      (102,520)       (984,542)       (23,396)

Contributed officer services                --          --         15,000            --              --         15,000

Issuance of stock issued for services    2,500           2             (2)           --              --             --

Net loss for the year                       --          --             --            --         (84,466)       (84,466)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2008             325,000         325      1,078,341      (102,520)     (1,069,008)       (92,862)

Net loss for the three months ended
 March 31, 2009                             --          --             --            --           (500)           (500)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, March 31, 2009                325,000       $ 325     $1,078,341     $(102,520)    $(1,069,508)     $ (93,362)
                                       =======       =====     ==========     =========     ===========      =========

                   See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                For the Period from
                                                                                                    June 1, 2003
                                                        For the Three Months Ended March 31,       (Inception) to
                                                        -----------------------------------           March 31,
                                                            2009                   2008                 2009
                                                         ----------             ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $     (500)            $  (34,284)         $(1,069,508)
  Adjustments to reconcile net loss from operations
   to net cash used in operating activities:
     Contributed services                                        --                 15,000              115,000
     Contributed legal services                                  --                     --               22,500
     Stock-based compensation                                    --                     --              392,927
  Changes in assets and liabilities:
     Accounts payable and accrued expenses                      500                (39,401)              88,067
     Accrued compensation - officer                              --                     --              322,500
                                                         ----------             ----------          -----------

NET CASH USED IN OPERATING ACTIVITIES                            --                (58,685)            (128,514)
                                                         ----------             ----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party loans and advances                 --                 58,685              128,514
                                                         ----------             ----------          -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        --                 58,685              128,514
                                                         ----------             ----------          -----------

NET CHANGE IN CASH                                               --                     --                   --

CASH - beginning of period                                       --                     --                   --
                                                         ----------             ----------          -----------

CASH - end of period                                     $       --             $       --          $        --
                                                         ==========             ==========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                               $       --             $       --          $        --
                                                         ==========             ==========          ===========
  Income taxes                                           $       --             $       --          $        --
                                                         ==========             ==========          ===========
Non-cash investing and financing activities
  Reduction of liabilities reflected as contributed
   capital                                               $       --             $       --          $   445,719
                                                         ==========             ==========          ===========


                   See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                 March 31, 2009
                                   (Unaudited)


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

(B) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

The unaudited financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management's opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

As of March 31, 2009, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, have not changed materially.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                 March 31, 2009
                                   (Unaudited)


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

Significant estimates in 2009 include an estimate of the deferred tax asset valuation allowance and valuation of contributed services.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $500 and $0, respectively, for the three months ended March 31, 2009, a deficit accumulated during development stage of $1,069,508, stockholders' deficiency of $93,362 at March 31, 2009 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the fiscal years ended December 31, 2008 and 2007, a company related to the Company's Chief Executive Officer through common ownership, advanced funds of $78,676 to the Company for working capital purposes. These advances are reflected as due to related party on the accompanying balance sheet, are non-interest bearing and are payable on demand.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                 March 31, 2009
                                   (Unaudited)


NOTE 4 - STOCKHOLDERS' DEFICIENCY

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

During the three months ended March 31, 2008, compensation in the amount of $15,000 was recorded as additional paid-in capital for services provided by an officer of the Company.

In April 2008, the Company issued 2,500 shares of common stock for services. The value of the shares issued was de minimis.

NOTE 5 - SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

The Company has not had any revenue since its inception on June 1, 2003.

The Company reported a net loss from operations of $500 ($0.00 per share) for the three months ended March 31, 2009 compared with a loss from operations of $34,284 ($0.11 per share) for the three months ended March 31, 2008. Operating expenses for the three months ended March 31, 2009 consisted of transfer agency fees and operating expenses for the three months ended March 31, 2008 consisted primarily of professional fees and officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $500 and $0, respectively, for the three months ended March 31, 2009, a deficit accumulated during development stage of $1,069,508, stockholders' deficiency of $93,362 at March 31, 2009 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of March 31, 2009, we had no available cash and are unable to meet our needs as described below. All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $3,000 per quarter for 10-Q quarterly filings and $7,500 per 10-K annual filing. If we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year ended December 31, 2008 that there is substantial doubt about our ability to continue as a going concern over the next twelve months from December 31, 2008. Our poor financial condition could inhibit our ability to achieve our business plan.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable to smaller reporting companies

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

We carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the three months ended March 31, 2009, the Company made no changes in the control procedures related to financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

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

                                           DATAMILL MEDIA CORP.
                             (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)


Date: December 6, 2010       /s/ Vincent Beatty
                             ---------------------------------------------------
                             Vincent Beatty
                             Director, Chief Executive Officer
                             and Chief Financial Officer