Form 10-Q
period 2009-06-30
DATAMILL MEDIA CORP.
filed 2010-12-06
CIK 1315718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2009

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

                              DATAMILL MEDIA CORP.
               (F/K/A SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2009

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   4

     Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008      4

     Statements of Operations for the Three and Six Months Ended June 30,
     2009 and 2008, and for the Period from June 1, 2003 (Inception) to
     June 30, 2009 (Unaudited)                                                 5

     Statement of Changes in Stockholder's Deficit for the Period from
     June 1, 2003 (Inception) to June 30, 2009 (Unaudited)                     6

     Statements of Cash Flows for the Six Months Ended June 30, 2009
     and 2008, and for the Period from June 1, 2003 (Inception) to
     June 30, 2009 (Unaudited)                                                 7

     Notes to Financial Statements as of June 30, 2009 (Unaudited)             8

Item 2. Management's Discussion and Analysis or Plan of Operation             11

Item 3. Controls and Procedures                                               13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           13

Item 3. Default Upon Senior Securities                                        13

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other Information                                                     13

Item 6. Exhibits                                                              13

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made in our annual report as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety, except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business. When used in this quarterly report, the terms the "Company," "we," and "us" refers to Datamill Media Corp. ( f.k.a. Smitten Press: Local Lore and Legends, Inc.)

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                     June 30, 2009       December 31, 2008
                                                                     -------------       -----------------
                                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                $        --           $        --
  Prepaid expense                                                              --                    --
                                                                      -----------           -----------
TOTAL CURRENT ASSETS                                                           --                    --
                                                                      -----------           -----------

TOTAL ASSETS                                                          $        --           $        --
                                                                      ===========           ===========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $    14,686           $    14,186
  Due to related party                                                     78,676                78,676
                                                                      -----------           -----------
TOTAL CURRENT LIABILITIES                                                  93,362                92,862
                                                                      -----------           -----------

TOTAL LIABILITIES                                                          93,362                92,862
                                                                      -----------           -----------
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued and outstanding                                                 --                    --
  Common stock, $0.001 par value, 150,000,000 shares authorized,
   325,000 issued and outstanding
   at June 30, 2009 and December 31, 2008                                     325                   325
  Additional paid-in capital                                            1,078,341             1,078,341
  Accumulated deficit                                                    (102,520)             (102,520)
  Deficit accumulated during development stage                         (1,069,508)           (1,069,008)
                                                                      -----------           -----------
TOTAL STOCKHOLDERS' DEFICIT                                               (93,362)              (92,862)
                                                                      -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $        --           $        --
                                                                      ===========           ===========


                   See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       For the Period from
                                         For the Three Months Ended        For the Six Months Ended        June 1, 2003
                                                  June 30,                         June 30,               (Inception) to
                                        ----------------------------     -----------------------------       June 30,
                                            2009            2008             2009             2008             2009
                                        ------------    ------------     ------------     ------------     ------------
Revenues                                $         --    $         --     $         --     $         --     $         --
                                        ------------    ------------     ------------     ------------     ------------
OPERATING EXPENSES
  Professional fees                               --          12,880               --           30,414          159,237
  General and administrative                      --             987              500            2,737           76,097
  Compensation - officer                          --              --               --           15,000          830,427
                                        ------------    ------------     ------------     ------------     ------------

Total Operating Expenses                          --          13,867              500           48,151        1,065,831
                                        ------------    ------------     ------------     ------------     ------------

Loss from Operations                              --         (13,867)            (500)         (48,151)      (1,065,831)

OTHER EXPENSE:
  Loss on foreign currency exchange               --              --               --               --           (3,677)
                                        ------------    ------------     ------------     ------------     ------------

Net Loss                                $         --    $    (13,867)    $       (500)    $    (48,151)    $ (1,069,508)
                                        ============    ============     ============     ============     ============

Net Loss per share
 - Basic and diluted                    $         --    $      (0.04)    $         --    $      (0.15)    $      (4.26)
                                        ============    ============     ============     ============     ============
Weighted Average Shares Outstanding
 - Basic and diluted                         325,000         324,222          325,000          323,356          251,184
                                        ============    ============     ============     ============     ============


                   See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
          For the Period from June 1, 2003 (Inception) to June 30, 2009
                                   (Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                            Common Stock        Additional                    During           Total
                                        --------------------     Paid-in     Accumulated    Development     Stockholders'
                                        Shares     Par Value     Capital       Deficit         Stage          Deficit
                                        ------     ---------     -------       -------         -----          -------
Balance, June 1, 2003 (Inception)      120,000       $ 120     $  120,400     $(102,520)    $        --      $      --

Common stock issued for book rights    102,500         103           (103)           --              --             --
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2003             222,500         223        102,297      (102,520)             --             --

Contributed officer services                --          --        100,000            --              --        100,000

Contributed legal services                  --          --          2,500            --              --          2,500

Net loss for the year                       --          --             --            --        (106,211)      (106,211)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2004             222,500         223        204,797      (102,520)       (106,211)        (3,711)

Contributed legal services                  --          --          7,500            --              --          7,500

Net loss for the year                       --          --             --            --        (245,365)      (245,365)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2005             222,500         223        212,297      (102,520)       (351,576)      (241,576)

Contributed legal services                  --          --          7,500            --              --          7,500

Net loss for the year                       --          --             --            --        (162,106)      (162,106)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2006             222,500         223        219,797      (102,520)       (513,682)      (396,182)

Shares issued for services             100,000         100        392,827            --              --        392,927

Contributed legal services                  --          --          5,000            --              --          5,000

Contributed capital                         --          --        445,719            --              --        445,719

Net loss for the year                       --          --             --            --        (470,860)      (470,860)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2007             322,500         323      1,063,343      (102,520)       (984,542)       (23,396)

Contributed officer services                --          --         15,000            --              --         15,000

Issuance of stock issued for services    2,500           2             (2)           --              --             --

Net loss for the year                       --          --             --            --         (84,466)       (84,466)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2008             325,000         325      1,078,341      (102,520)     (1,069,008)       (92,862)

Net loss for the six months ended
 June 30, 2009                              --          --             --            --            (500)          (500)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, June 30, 2009                 325,000       $ 325     $1,078,341     $(102,520)    $(1,069,508)     $ (93,362)
                                       =======       =====     ==========     =========     ===========      =========

                   See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the Period from
                                                          For the Six Months Ended           June 1, 2003
                                                                  June 30,                  (Inception) to
                                                        ------------------------------         June 30,
                                                            2009              2008               2009
                                                        ------------      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $       (500)     $    (48,151)      $ (1,069,508)
  Adjustments to reconcile net loss from operations
   to net cash used in operating activities:
     Contributed services                                         --            15,000            115,000
     Contributed legal services                                   --                --             22,500
     Stock-based compensation                                     --                --            392,927
  Changes in assets and liabilities:
     Accounts payable and accrued expenses                       500           (28,326)            88,067
     Accrued compensation - officer                               --                --            322,500
                                                        ------------      ------------       ------------

NET CASH USED IN OPERATING ACTIVITIES                                          (61,477)          (128,514)
                                                        ------------      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party loans and advances                  --            61,477            128,514
                                                        ------------      ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         --            61,477            128,514
                                                        ------------      ------------       ------------

NET CHANGE IN CASH                                                --                --                 --

CASH - beginning of period                                        --                --                 --
                                                        ------------      ------------       ------------

CASH - end of period                                    $         --      $         --       $         --
                                                        ============      ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                              $         --      $         --       $         --
                                                        ============      ============       ============
  Income taxes                                          $         --      $         --       $         --
                                                        ============      ============       ============
Non-cash investing and financing activities
  Reduction of liabilities reflected as
   contributed capital                                  $         --      $         --       $    445,719
                                                        ============      ============       ============


                   See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                  June 30, 2009
                                   (Unaudited)


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

The unaudited financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management's opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

As of June 30, 2009, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, have not changed materially.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                  June 30, 2009
                                   (Unaudited)


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

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $500 and $0, respectively, for the six months ended June 30, 2009, a deficit accumulated during development stage of $1,069,508, stockholders' deficiency of $93,362 at June 30, 2009 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                  June 30, 2009
                                   (Unaudited)


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

During the six months ended June 30, 2008, compensation in the amount of $15,000 was recorded as additional paid-in capital for services provided by an officer of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

The Company has not had any revenue since its inception on June 1, 2003.

There was no activity for the three months ended June 30, 2009 compared with a loss from operations of $13,867 ($0.04 per share) for the three months ended June 30, 2008. Operating expenses for the three months ended June 30, 2008 consisted primarily of professional fees.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

The Company reported a net loss from operations of $500 ($0.00 per share) for the six months ended June 30, 2009 compared with a loss from operations of $48,151 ($0.15 per share) for the six months ended June 30, 2008. Operating expenses for the six months ended June 30, 2009 consisted of transfer agency fees and operating expenses for the six months ended June 30, 2008 consisted primarily of professional fees and officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $500 and $0, respectively, for the six months ended June 30, 2009, a deficit accumulated during development stage of $1,069,508, stockholders' deficiency of $93,362 at June 30, 2009 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of June 30, 2009, we had no available cash and are unable to meet our needs as described below. All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $3,000 per quarter for 10-Q quarterly filings and $7,500 per 10-K annual filing. If we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

                                           DATAMILL MEDIA CORP.
                             (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)


Date: December 3, 2010       /s/ Vincent Beatty
                             ---------------------------------------------------
                             Vincent Beatty
                             Director, Chief Executive Officer
                             and Chief Financial Officer