Form 10-K
period 2009-12-31
DATAMILL MEDIA CORP.
filed 2010-12-06
CIK 1315718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For Fiscal Year Ended: December 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,325,000 shares of common stock outstanding as of November 30, 2010.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              DATAMILL MEDIA CORP.

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Description of Business                                              3

Item 1A.  Risk Factors                                                         4

Item 1B.  Unresolved Staff Comments                                            4

Item 2.   Description of Property                                              4

Item 3.   Legal Proceedings                                                    4

Item 4.   (Removed and Reserved)                                               4

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters and Small
          Business Issuer Purchases of Equity Securities                       4

Item 6.   Selected Financial Data                                              7

Item 7.   Management's Discussion and Analysis or Plan of Operation            7

Item 8.   Financial Statements                                                 9

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                 9

Item 9A.  Controls and Procedures                                              9

Item 9AT. Controls and Procedures                                              9

Item 9B.  Other Information                                                   10

                                    PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   11

Item 11.  Executive Compensation                                              13

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     14

Item 13.  Certain Relationships and Related Transactions and Director
          Independence                                                        14

Item 14.  Principal Accounting Fees and Services                              15

                                     PART IV

Item 15.  Exhibits                                                            16

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

EMPLOYEES

     As of December 31, 2009, our sole officer, director and employee is Robert
L. Cox, our Chief Executive Officer, President, Secretary, Treasurer and Principal Accounting Officer. He currently devotes such time as is necessary to affect our business plan set forth above.

     We have not engaged in any research and development nor do we anticipate engaging in any research and development until such time as we enter into a transaction with another entity, if any, which will determine whether our business will require research and development. Until such time, we do not anticipate any significant changes in the number of our employees.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4. (REMOVED AND RESERVED)

                                    PART - II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

     Our Common Stock was listed for trading on the Over the Counter Bulletin Board (OTCBB) and presently trades under the trading symbol "SPLID". There is presently no established trading market for our common stock and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

     The following table sets forth, by fiscal quarter, the high and low closing sale prices reported by OTCBB for the Company's common stock for the periods indicated.

          Quarter Ended                    High Bid        Low Bid
          -------------                    --------        -------

          FISCAL 2009
          March 31, 2009                    $0.01           $0.01
          June 30, 2009                     $0.01           $0.01
          September 30, 2009                $0.01           $0.01
          December 31, 2009                 $0.01           $0.01

          Quarter Ended                    High Bid        Low Bid
          -------------                    --------        -------

          FISCAL 2008
          March 31, 2008                    $0.50           $0.50
          June 30, 2008                     $0.01           $0.01
          September 30, 2008                $0.01           $0.01
          December 31, 2008                 $0.01           $0.01

SHAREHOLDERS

     As of November 30, 2010 there were 41 holders of record of our Common
Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

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

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $538 and $0, respectively, for the year ended December 31, 2009 and a deficit accumulated during development stage of $1,069,546 and stockholders' deficiency of $93,400 at December 31, 2009 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. On August 30, 2007, the Company's former officer sold controlling interest to a third party, Carl Feldman, who intended to subsequently merge an operating business into the Company. On September 14, 2009, the Company's controlling shareholder, Carl Feldman, sold 202,700 restricted shares of the Company's common stock held in the name of Mr. Feldman, which represented 62% of the then outstanding common stock, in a private transaction, to Vincent Beatty in exchange for cash consideration of $10,000 (the "Transaction"). As a result, Vincent Beatty became the Company's controlling shareholder. Mr. Beatty engaged in a loan transaction in connection with the Transaction. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of December 31, 2009, we had no cash available to meet our needs as described below.

     All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, are estimated to be less than $3,000 per quarter for 10-Q quarterly filings and $7,500 per 10-K annual filing. Prior management had advanced and paid $52,149 since inception of development stage of our operating expenses as of December 31, 2007. In connection with the sale of the controlling interest in the Company as discussed elsewhere, these debts were settled in 2007.

     During fiscal 2007 in addition to the above advances, an affiliate company related to the Robert L. Cox, the Company's Chief Executive Officer, through common ownership advanced funds of $17,199 to the Company for working capital purposes. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand.

     During 2008, this same affiliate company advanced the Company $61,477 to sustain operations. The total amount due to this related party at December 31, 2009 and 2008 was $78,676. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand.

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

     Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the years ended December 31, 2009 and 2008, that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan.

CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Significant estimates in 2009 and 2008 include an estimate of the deferred tax asset valuation allowance, valuation of stock based payments, and valuation of contributed services.

     In May 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard that became part of ASC Topic 855, "Subsequent Events". ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC Topic 855 did not have a material effect on the Company's financial statements.

     In June 2009, the FASB issued an accounting standard whereby the FASB Accounting Standards Codification ("Codification") will be the single source of authoritative non-governmental United States of America generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the United States of America Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC Topic 105. All other accounting literature not included in the Codification is non-authoritative. The Codification has not had a significant impact on the Company's financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company had no off-balance sheet arrangements during 2009 and 2008.

ITEM 8. FINANCIAL STATEMENTS

     Our financial statements and the related notes are set forth on pages F-1 through F-14, attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

     We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control -- Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

     This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management's report in this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None

                                   PART - III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

     Name         Age                        Position
     ----         ---                        --------

Robert L. Cox     50     CEO, President, Secretary, Treasurer, Principal
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

     Since April 2007, Robert L. Cox has been the President, Chief Executive Officer, and Director of Simply Fit Holdings Group, Inc., a privately held Florida corporation in the business of beverage manufacturing and marketing. From June 1983 to March 1987, Mr. Cox was Vice President and then President of C&C Development, a family owned commercial real estate development company located in Hialeah, Florida.. From March 1987 to February 1999, he held the positions of Vice President, Executive Vice President, Chief Operating Officer, President, Chief Executive Officer, and Director for Tower Realty Trust, a real estate investment trust, which was publicly traded on the New York Stock Exchange and a Securities and Exchange Commission reporting company, and specialized in the acquisition and development of commercial office properties. From January 2000 to August 2006, Mr. Cox was the President, Chief Executive Officer, and Director for Instacare Corporation, a Nevada corporation and Securities and Exchange Commission reporting company that operated a healthcare distribution business and whose common stock was publicly traded on the OTC Bulletin Board. From August 2006 to April 2007, Mr. Cox was a consultant for small-capitalized companies and assisted in overall corporate structuring and going public concerns. Until 2001, Mr. Cox was a member of the Building Owners and Managers Association of New York (BOMANY). In 1983, Mr. Cox received a Bachelor of Arts, Degree in Business Administration and Finance from Florida State University.

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

CODE OF ETHICS

     We have not yet adopted a code of ethics due to the small size of the Company. In the event the Company materially increases in size, management intends to consider the need for a code of ethics.

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

ITEM 11. EXECUTIVE COMPENSATION

     For the period ending December 31, 2008, we recorded $15,000 to our former officer as contributed capital for services rendered.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of November 30, 2010, we had 10,325,000 shares of our Common Stock issued and outstanding. The following table sets forth, as of November 30, 2010, the shares of our Common Stock beneficially owned by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, by each officer and director, and by all of our executive officers and directors as a group.

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

     See Note 8 - Subsequent Events, included in the attached Notes to the Financial Statements for a description of the details relating to the change in management and issuance of additional shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have the exclusive rights to market local lore and legend mini-books written or developed by or through Mr. Smitten. In June 2003, we issued Mr. Smitten an aggregate of 102,500 shares of common stock for these rights based upon the amount of time, effort and funds he indicated he had expended in developing these rights, which he indicated he valued in excess of $10,250. As our stock had no par value, we valued these shares at a di minimus value of $0.001 per share. Under GAAP, however, due to the related party nature of the transaction, we did not record any asset value for these rights.

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

     During 2008, this same affiliate company advanced the Company $61,477 to sustain operations. The total amount due to this related party at December 31, 2009 and 2008 was $78,676. These advances are reflected as due to related party on the accompanying balance sheets as of December 31, 2008 and 2009, are non-interest bearing and are payable on demand.

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

     Mr. Cox, who is our sole officer and director of the Company, may be deemed to be a promoter of the Company.

     On September 14, 2009, the Company's controlling shareholder, Carl Feldman, (who obtained his controlling interest from Robert Cox in June of 2008 in a private transation) sold 202,700 restricted shares of the Company's common stock held in the name of Mr. Feldman, which represented 62% of the then outstanding common stock, in a private transaction, to Vincent Beatty in exchange for cash consideration of $10,000 (the "Transaction"). As a result, Vincent Beatty became the Company's controlling shareholder. Mr. Beatty engaged in a loan transaction in connection with the Transaction.

     See Note 8 - Subsequent Events, included in the attached Notes to the Financial Statements regarding material transactions entered into relating to the beneficial ownership of five percent or more of our common stock, as of the filing date of this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table sets forth fees billed to us by our auditors, Salberg & Company, P.A. during the fiscal years ended December 31, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered.

     (i)   Audit Fees: 2009 = $ 9,300
                       2008 = $ 9,300

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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-2

Balance Sheets at December 31, 2009 and 2008                                 F-3

Statements of Operations for the Years Ended December 31, 2009 and 2008,
 and for the Period from June 1, 2003 (Inception) to December 31, 2009       F-4

Statement of Changes in Stockholders' Deficit for the Period from
 June 1, 2003 (Inception) to December 31, 2009                               F-5

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008,
 and for the Period from June 1, 2003 (Inception) to December 31, 2009       F-6

Notes to Financial Statements                                                F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
DataMill Media Corp. (f/k/a Smitten Press: Local Lore and Legends, Inc.)

     We have audited the accompanying balance sheets of DataMill Media Corp. (f/k/a Smitten Press: Local Lore and Legends, Inc.) (a development stage company) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2009 and for the period from June 1, 2003 (Inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DataMill Media Corp. (f/k/a Smitten Press: Local Lore and Legends, Inc.) (a development stage company) as of December 31, 2009 and 2008, and the results of its operations, and its cash flows for each of the two years in the period ended December 31, 2009 and for the period from June 1, 2003 (Inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 in the accompanying financial statements, the Company had minimal activity or operations in 2009 and a deficit accumulated during development stage of $1,069,546 and stockholders' deficit of $93,400 at December 31, 2009 and is a development stage company with no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Salberg & Company, P.A.
------------------------------------
SALBERG & COMPANY, P.A.
Boca Raton, Florida
December 3, 2010

                             DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                December 31,
                                                                      ------------------------------
                                                                          2009              2008
                                                                      ------------      ------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                $         --      $         --
  Prepaid expense                                                               --                --
                                                                      ------------      ------------
TOTAL CURRENT ASSETS                                                            --                --
                                                                      ------------      ------------

TOTAL ASSETS                                                          $         --      $         --
                                                                      ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $     14,724      $     14,186
  Due to related party                                                      78,676            78,676
                                                                      ------------      ------------
TOTAL CURRENT LIABILITIES                                                   93,400            92,862
                                                                      ------------      ------------

TOTAL LIABILITIES                                                           93,400            92,862
                                                                      ------------      ------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued and outstanding                                                  --                --
  Common stock, $0.001 par value, 150,000,000 shares authorized,
   325,000 issued and outstanding at December 31, 2009 and 2008                325               325
  Additional paid-in capital                                             1,078,341         1,078,341
  Accumulated deficit                                                     (102,520)         (102,520)
  Deficit accumulated during development stage                          (1,069,546)       (1,069,008)
                                                                      ------------      ------------
TOTAL STOCKHOLDERS' DEFICIT                                                (93,400)          (92,862)
                                                                      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $         --      $         --
                                                                      ============      ============


                       See notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                For the Period
                                                                               from June 1, 2003
                                            For the Years Ended December 31,    (Inception) to
                                            -------------------------------       December 31,
                                                2009               2008               2009
                                            ------------       ------------       ------------
Revenues                                    $         --       $         --       $         --
                                            ------------       ------------       ------------
Operating Expenses
  Professional fees                                   --             66,729            159,237
  General and administrative                         538              2,737             76,135
  Compensation - officer                              --             15,000            830,427
                                            ------------       ------------       ------------
Total Operating Expenses                             538             84,466          1,065,869
                                            ------------       ------------       ------------
Loss from Operations                                (538)           (84,466)        (1,065,869)

Other Expense
  Loss on foreign currency exchange                   --                 --             (3,677)
                                            ------------       ------------       ------------

Net Loss                                    $       (538)      $    (84,466)      $ (1,069,546)
                                            ============       ============       ============

Net Loss per share - Basic and diluted      $      (0.00)      $      (0.26)      $      (4.16)
                                            ============       ============       ============
Weighted Average Shares Outstanding
 - Basic and diluted                             325,000            324,377            256,832
                                            ============       ============       ============


                       See notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
        For the Period from June 1, 2003 (Inception) to December 31, 2009

                                                                                              Deficit
                                                                                            Accumulated
                                            Common Stock        Additional                    During           Total
                                        --------------------     Paid-in     Accumulated    Development     Stockholders'
                                        Shares     Par Value     Capital       Deficit         Stage          Deficit
                                        ------     ---------     -------       -------         -----          -------
Balance, June 1, 2003 (Inception)      120,000       $ 120     $  120,400     $(102,520)    $        --      $      --

Common stock issued for book rights    102,500         103           (103)           --              --             --
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2003             222,500         223        102,297      (102,520)             --             --

Contributed officer services                --          --        100,000            --              --        100,000

Contributed legal services                  --          --          2,500            --              --          2,500

Net loss for the year                       --          --             --            --        (106,211)      (106,211)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2004             222,500         223        204,797      (102,520)       (106,211)        (3,711)

Contributed legal services                  --          --          7,500            --              --          7,500

Net loss for the year                       --          --             --            --        (245,365)      (245,365)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2005             222,500         223        212,297      (102,520)       (351,576)      (241,576)

Contributed legal services                  --          --          7,500            --              --          7,500

Net loss for the year                       --          --             --            --        (162,106)      (162,106)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2006             222,500         223        219,797      (102,520)       (513,682)      (396,182)

Common stock issued for services       100,000         100        392,827            --              --        392,927

Contributed legal services                  --          --          5,000            --              --          5,000

Contributed capital                         --          --        445,719            --              --        445,719

Net loss for the year                       --          --             --            --        (470,860)      (470,860)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2007             322,500         323      1,063,343      (102,520)       (984,542)       (23,396)

Contributed officer services                --          --         15,000            --              --         15,000

Common stock issued for services         2,500           2             (2)           --              --             --

Net loss for the year                       --          --             --            --         (84,466)       (84,466)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2008             325,000         325      1,078,341      (102,520)     (1,069,008)       (92,862)

Net loss for the year                       --          --             --            --            (538)          (538)
                                       -------       -----     ----------     ---------     -----------      ---------

Balance, December 31, 2009             325,000       $ 325     $1,078,341     $(102,520)    $(1,069,546)     $ (93,400)
                                       =======       =====     ==========     =========     ===========      =========


                       See notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                          For the Period
                                                                                         from June 1, 2003
                                                      For the Years Ended December 31,    (Inception) to
                                                      -------------------------------       December 31,
                                                          2009               2008               2009
                                                      ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $       (538)      $    (84,466)      $ (1,069,546)
  Adjustments to reconcile net loss
   from operations to net cash used
   in operating activities:
     Contributed services                                       --             15,000            115,000
     Contributed legal services                                 --                 --             22,500
     Stock-based compensation                                   --                 --            392,927
  Changes in assets and liabilities:
     Accounts payable and accrued expenses                     538              7,989             88,105
     Accrued compensation - officer                             --                 --            322,500
                                                      ------------       ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                           --            (61,477)          (128,514)
                                                      ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party loans and advances                --             61,477            128,514
                                                      ------------       ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       --             61,477            128,514
                                                      ------------       ------------       ------------

NET CHANGE IN CASH                                              --                 --                 --

CASH - beginning of year                                        --                 --                 --
                                                      ------------       ------------       ------------

CASH - end of year                                    $         --       $         --       $         --
                                                      ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Interest                                            $         --       $         --       $         --
                                                      ============       ============       ============

  Income taxes                                        $         --       $         --       $         --
                                                      ============       ============       ============
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Reduction of liabilities reflected as
   contributed capital                                $         --       $         --       $    445,719
                                                      ============       ============       ============


                       See notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 and 2008


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

     On September 14, 2009, the Company's then controlling shareholder, Carl Feldman (who obtained his controlling interest from Robert Cox in June of 2008 in a private transaction), sold 202,700 restricted shares of the Company's common stock held in the name of Mr. Feldman, which represented 62% of the then outstanding common stock, in a private transaction, to Vincent Beatty in exchange for cash consideration of $10,000 (the "Transaction"). As a result, Vincent Beatty became the Company's controlling shareholder. Mr. Beatty engaged in a loan transaction in connection with the above mentioned stock purchase.

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

      Significant estimates in 2009 and 2008 include an estimate of the deferred tax asset valuation allowance, shares issued for services, and valuation of contributed services.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 and 2008


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(D) CASH EQUIVALENTS

     For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) WEBSITE DEVELOPMENT COSTS

     In accordance with ASC 350-50, formerly EITF Issue No. 00-2, the Company accounts for its website in accordance with ASC 350-40, formerly Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" "SOP 98-1".

     ASC 350-40 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage. The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years.

(F) STOCK-BASED COMPENSATION

     The Company follows the provisions of ASC 718-20-10 Compensation - Stock Compensation which establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC 718-20-10 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-20-10 provides for, and the Company has elected to adopt the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under ASC 718-20-10 pro forma disclosures.

(G) PROMOTER CONTRIBUTION AND CONTRIBUTED SERVICES

     The Company accounts for assets provided to the Company by promoters in exchange for capital stock at the promoter's original cost basis. The value of services provided to the Company by its officer was $15,000 in 2008 which was recorded as contributed services.

(H) REVENUE RECOGNITION

     The Company intends on recognizing revenues in accordance with ASC 605-10. Revenue will be recognized when persuasive evidence of an arrangement exists, as services are provided or when product is delivered, and when collection of the fixed or determinable selling price is reasonably assured.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 and 2008


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(I) INCOME TAXES

     The Company accounts for income taxes under ASC 740, formerly Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN-48), Accounting for Uncertainty in Income Taxes--An interpretation of FASB Statement No. 109 and codified into ASC 740. FIN-48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No.109, Accounting for Income Taxes. This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN-48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN-48 and they had no impact on its financial position, results of operations, and cash flows.

     Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2004 through December 31, 2009 for U.S. Federal Income Tax, for the tax years ended December 31, 2004 through December 31, 2009 for the State of Florida Corporate Income Tax, the years which remain subject to examination by major tax jurisdictions as of December 31, 2009.

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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 and 2008


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

     ASC 825-10, formerly Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

     At December 31, 2009 the fair value of current liabilities approximated book value.

(L) NEW ACCOUNTING PRONOUNCEMENTS

RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard that became part of ASC Topic 855, "Subsequent Events". ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC Topic 855 did not have a material effect on the Company's financial statements.

     In June 2009, the FASB issued an accounting standard whereby the FASB Accounting Standards Codification ("Codification") will be the single source of authoritative non-governmental United States of America generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the United States of America Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC Topic 105. All other accounting literature not included in the Codification is non-authoritative. The Codification has not had a significant impact on the Company's financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 and 2008


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

     During 2008, this same affiliate company advanced the Company $61,477 to sustain operations. The total amount due to this related party at December 31, 2008 and 2009 was $78,676. These advances are reflected as due to related party on the accompanying balance sheets, are non-interest bearing and are payable on demand.

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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 and 2008


NOTE 3 - STOCKHOLDERS' DEFICIT (CONTINUED)

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

NOTE 4 - INCOME TAXES

     There was no income tax expense for the years ended December 31, 2009 and 2008 due to the Company's net losses. The Company has established a 100% valuation allowance against any deferred tax assets which primarily relate to the Company's net operating loss carryforwards.

     The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended December 31, 2009 and 2008, (computed by applying an estimated Corporate tax rate of 40% to loss before taxes), as follows:

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 and 2008


NOTE 4 - INCOME TAXES (CONTINUED)


                                                   Years Ended December 31,
                                                  -------------------------
                                                     2009           2008
                                                  ----------     ----------

Computed "expected" tax benefit                   $     (215)    $  (33,786)
Contributed services                                      --          6,000
Change in deferred tax asset valuation allowance         215         27,786
                                                  ----------     ----------

                                                  $       --     $       --
                                                  ==========     ==========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

                                                   Years Ended December 31,
                                                  -------------------------
                                                     2009           2008
                                                  ----------     ----------

Deferred tax assets:
  Operating loss carryforward                     $  413,826     $  413,611
   Total gross deferred tax assets                   413,826        413,611
Less valuation allowance                            (413,826)      (413,611)
                                                  ----------     ----------

Net deferred tax assets                           $       --     $       --
                                                  ==========     ==========

     The valuation allowance at December 31, 2009 and 2008 was $413,826 and $413,611, respectively. The valuation allowance increased by $215 during the year ended December 31, 2009. The Company has net operating losses of approximately $1,035,000 at December 31, 2009 available to offset future net income through 2029.

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

     Based on its evaluation, as described in Note 1, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2004 through December 31, 2009 for both U.S. Federal Income Tax and for the State of Florida Corporate Income Tax, the years which remain subject to examination by the respective tax jurisdictions as of December 31, 2009.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 and 2008


NOTE 5 - GOING CONCERN

     As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $538 and $0, respectively, for the year ended December 31, 2009 and a deficit accumulated during development stage of $1,069,546 and stockholders' deficit of $93,400 at December 31, 2009 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company had plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. The most recent sale of a majority interest (approximately 68%) occurred in September 2009 and now management intends to merge an operating entity into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - CONCENTRATIONS

     As discussed in Note 1, through the change in ownership of the Company, from August 2007 through 2008, the Company was funded solely by funds advanced through a commonly controlled affiliate, Simply Fit Holdings Group, Inc. The amount owed as of December 31, 2009 and 2008 was $78,676.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company was named as a defendant with others in a lawsuit filed June 24, 2008 in the Florida Southern District Court, Case No. 0:2008cv60953. The plaintiff, a New York individual, alleges a RICO count against all of the defendants. On September 14, 2009 a settlement agreement was reached with the plaintiff on behalf of the Company where all claims were settled. There was no accounting effect on the Company as a result of the settlement.

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