Form 10-Q
period 2010-03-31
DATAMILL MEDIA CORP.
filed 2010-12-23
CIK 1315718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the quarter ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,325,000 shares at December 21, 2010

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2010

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  4

     Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009     4

     Statements of Operations for the Three Months Ended March 31, 2010
     and 2009, and for the Period from June 1, 2003 (Inception) to
     March 31, 2010 (Unaudited)                                                5

     Statement of Changes in Stockholder's Deficit for the Period from
     June 1, 2003 (Inception) to March 31, 2010 (Unaudited)                    6

     Statements of Cash Flows for the Three Months Ended March 31, 2010
     and 2009, and for the Period from June 1, 2003 (Inception) to
     March 31, 2010 (Unaudited)                                                7

     Notes to Financial Statements as of March 31, 2010 (Unaudited)            8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Plan of Development Stage Activities                             11

Item 4.  Controls and Procedures                                              12

Item 4T. Controls and Procedures                                              13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3.  Default Upon Senior Securities                                       14

Item 4.  Removed and Reserved                                                 14

Item 5.  Other Information                                                    14

Item 6.  Exhibits                                                             14

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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                     March 31, 2010       December 31, 2009
                                                                     --------------       -----------------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $        --           $        --
  Prepaid expense                                                               --                    --
                                                                       -----------           -----------
TOTAL CURRENT ASSETS                                                            --                    --
                                                                       -----------           -----------

TOTAL ASSETS                                                           $        --           $        --
                                                                       ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                $     4,780           $    14,724
  Due to related party - officer                                            18,985                    --
  Due to related party                                                      78,676                78,676
                                                                       -----------           -----------
TOTAL CURRENT LIABILITIES                                                  102,441                93,400
                                                                       -----------           -----------

TOTAL LIABILITIES                                                          102,441                93,400
                                                                       -----------           -----------
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued and outstanding                                                  --                    --
  Common stock, $0.001 par value, 150,000,000 shares authorized,
   325,000 issued and outstanding at March 31, 2010 and
   December 31, 2009, respectively                                             325                   325
  Additional paid-in capital                                             1,078,341             1,078,341
  Accumulated deficit                                                     (102,520)             (102,520)
  Deficit accumulated during development stage                          (1,078,587)           (1,069,546)
                                                                       -----------           -----------
TOTAL STOCKHOLDERS' DEFICIT                                               (102,441)              (93,400)
                                                                       -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $        --           $        --
                                                                       ===========           ===========


                  See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          For the Period from
                                                                                             June 1, 2003
                                               For the Three Months Ended March 31,         (Inception) to
                                               -----------------------------------             March 31,
                                                   2010                   2009                   2010
                                               ------------           ------------           ------------
Revenues                                       $         --           $         --           $         --
                                               ------------           ------------           ------------
OPERATING EXPENSES
  Professional fees                                   9,041                     --                168,348
  General and administrative                             --                    500                 76,135
  Compensation - officer                                 --                     --                830,427
                                               ------------           ------------           ------------
Total Operating Expenses                              9,041                    500              1,074,910
                                               ------------           ------------           ------------

Loss from Operations                                 (9,041)                  (500)            (1,074,910)

OTHER EXPENSE:
  Loss on foreign currency exchange                      --                     --                 (3,677)
                                               ------------           ------------           ------------

Net Loss                                       $     (9,041)          $       (500)          $ (1,078,587)
                                               ============           ============           ============

Net Loss per share - Basic and diluted         $      (0.03)          $      (0.00)          $      (4.16)
                                               ============           ============           ============

Weighted Average Shares Outstanding
 - Basic and diluted                                325,000                325,000                259,291
                                               ============           ============           ============


                  See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
         For the Period from June 1, 2003 (Inception) to March 31, 2010
                                   (Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                            Common Stock        Additional                    During           Total
                                        --------------------     Paid-in     Accumulated    Development     Stockholders'
                                        Shares     Par Value     Capital       Deficit         Stage          Deficit
                                        ------     ---------     -------       -------         -----          -------
Balance, June 1, 2003 (Inception)      120,000       $ 120     $  120,400     $(102,520)    $        --      $      --

Common stock issued for book rights    102,500         103           (103)           --              --             --
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2003             222,500         223        102,297      (102,520)             --             --

Contributed officer services                --          --        100,000            --              --        100,000

Contributed legal services                  --          --          2,500            --              --          2,500

Net loss for the year                       --          --             --            --        (106,211)      (106,211)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2004             222,500         223        204,797      (102,520)       (106,211)        (3,711)

Contributed legal services                  --          --          7,500            --              --          7,500

Net loss for the year                       --          --             --            --        (245,365)      (245,365)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2005             222,500         223        212,297      (102,520)       (351,576)      (241,576)

Contributed legal services                  --          --          7,500            --              --          7,500

Net loss for the year                       --          --             --            --        (162,106)      (162,106)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2006             222,500         223        219,797      (102,520)       (513,682)      (396,182)

Shares issued for services             100,000         100        392,827            --              --        392,927

Contributed legal services                  --          --          5,000            --              --          5,000

Contributed capital                         --          --        445,719            --              --        445,719

Net loss for the year                       --          --             --            --        (470,860)      (470,860)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2007             322,500         323      1,063,343      (102,520)       (984,542)       (23,396)

Contributed officer services                --          --         15,000            --              --         15,000

Issuance of stock issued for services    2,500           2             (2)           --              --             --

Net loss for the year                       --          --             --            --         (84,466)       (84,466)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2008             325,000         325      1,078,341      (102,520)     (1,069,008)       (92,862)

Net loss for the year                       --          --             --            --            (538)          (538)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, December 31, 2009             325,000         325      1,078,341      (102,520)     (1,069,546)       (93,400)
                                       -------       -----     ----------     ---------     -----------      ---------
Net loss for the three months ended
 March 31, 2010                             --          --             --            --          (9,041)        (9,041)
                                       -------       -----     ----------     ---------     -----------      ---------
Balance, March 31, 2010                325,000       $ 325     $1,078,341     $(102,520)    $(1,078,587)     $(102,441)
                                       =======       =====     ==========     =========     ===========      =========

                  See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                For the Period from
                                                                                                    June 1, 2003
                                                        For the Three Months Ended March 31,       (Inception) to
                                                        -----------------------------------           March 31,
                                                            2010                   2009                 2010
                                                         ----------             ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $   (9,041)            $     (500)         $(1,078,587)
  Adjustments to reconcile net loss from operations
   to net cash used in operating activities:
     Contributed services                                        --                     --              115,000
     Contributed legal services                                  --                     --               22,500
     Stock-based compensation                                    --                     --              392,927
  Changes in assets and liabilities:
     Accounts payable and accrued expenses                   (9,944)                   500               78,161
     Accrued compensation - officer                              --                     --              322,500
                                                         ----------             ----------          -----------

NET CASH USED IN OPERATING ACTIVITIES                       (18,985)                    --             (147,499)
                                                         ----------             ----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party loans and advances             18,985                     --              147,499
                                                         ----------             ----------          -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    18,985                     --              147,499
                                                         ----------             ----------          -----------

NET CHANGE IN CASH                                               --                     --                   --

CASH - beginning of period                                       --                     --                   --
                                                         ----------             ----------          -----------

CASH - end of period                                     $       --             $       --          $        --
                                                         ==========             ==========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                               $       --             $       --          $        --
                                                         ==========             ==========          ===========
  Income taxes                                           $       --             $       --          $        --
                                                         ==========             ==========          ===========
Non-cash investing and financing activities
  Reduction of liabilities reflected as contributed
   capital                                               $       --             $       --          $   445,719
                                                         ==========             ==========          ===========

                  See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                 March 31, 2010
                                   (Unaudited)


NOTE 1 - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management's opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009 included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

As of March 31, 2010, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, have not changed materially.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                 March 31, 2010
                                   (Unaudited)

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

Significant estimates in 2010 include an estimate of the deferred tax asset valuation allowance.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $9,041 and $18,985, respectively, for the three months ended March 31, 2010, a deficit accumulated during development stage of $1,078,587, stockholders' deficiency of $102,441 at March 31, 2010 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTIES

Office space is provided on a month-to-month basis by our CEO for no charge, however, for all periods presented, the value was not material.

During the three months ended March 31, 2010, the individual elected as President of the Company on April 30, 2010, advanced funds of $18,985 to the Company for working capital purposes. These advances are reflected as due to related party - officer on the accompanying balance sheet and are in the process of being formalized.

The value of the officer services performed during the three months ended march 31, 2010 were determined to be de minimis.

During the fiscal years ended December 31, 2008 and 2007, a company related to the Company's prior Chief Executive Officer through common ownership, advanced funds of $78,676 to the Company for working capital purposes. These advances are reflected as due to related party on the accompanying balance sheet, are non-interest bearing and are payable on demand.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                 March 31, 2010
                                   (Unaudited)

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

NOTE 5 - SUBSEQUENT EVENTS

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

On August 23, 2010, the Company issued 10,000,000 restricted shares of its common stock to its chief executive officer for services rendered. The shares were valued at $0.001 per share or $10,000 and expensed immediately as compensation.

On December 22, 2010, the Company received a Demand Letter from Cort Poyner, an individual, for payment in the amount of $78,676 which is a liability disclosed in the financial statements, but payable to Simply Fit Holdings Group, Inc., a defunct company. The Company believes the claim by Cort Poyner is without merit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF DEVELOPMENT STAGE ACTIVITIES

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

RESULTS OF DEVELOPMENT STAGE ACTIVITIES

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

The Company has not had any revenue since its inception on June 1, 2003.

The Company reported a net loss from operations of $9,041 ($0.03 per share) for the three months ended March 31, 2010 compared with a loss from operations of $500 ($0.00 per share) for the three months ended March 31, 2009. Operating expenses for the three months ended March 31, 2010 consisted of professional fees and operating expenses for the three months ended March 31, 2009 consisted of transfer agency fees.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $9,041 and $18,985, respectively, for the three months ended March 31, 2010, a deficit accumulated during development stage of $1,078,587, stockholders' deficiency of $102,441 at March 31, 2010 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of March 31, 2010, we had no available cash and are unable to meet our needs as described below. All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $3,000 per quarter for 10-Q quarterly filings and $7,500 per 10-K annual filing. If we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year ended December 31, 2009 that there is substantial doubt about our ability to continue as a going concern over the next twelve months from December 31, 2009. Our poor financial condition could inhibit our ability to achieve our business plan.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the three months ended March 31, 2010, the Company made no changes in the control procedures related to financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 22, 2010, the Company received a Demand Letter from Cort Poyner, an individual, for payment in the amount of $78,676 which is a liability disclosed in the financial statements, but payable to Simply Fit Holdings Group, Inc., a defunct company. The Company believes the claim by Cort Poyner is without merit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

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

                                           DATAMILL MEDIA CORP.
                             (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)


Date: December 23, 2010      /s/ Vincent Beatty
                             ---------------------------------------------------
                             Vincent Beatty
                             Director, Chief Executive Officer
                             and Chief Financial Officer