Form 10-Q
period 2010-09-30
DATAMILL MEDIA CORP.
filed 2010-12-23
CIK 1315718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,325,000 shares at December 21, 2010.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              DATAMILL MEDIA CORP.
               (F/K/A SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  4

     Balance Sheets as of September 30, 2010 (Unaudited) and
     December 31, 2009                                                         4

     Statements of Operations for the Three and Nine Months Ended
     September 30, 2010 and 2009, and for the Period from June 1, 2003
     (Inception) to September 30, 2010 (Unaudited)                             5

     Statement of Changes in Stockholder's Deficit for the Period from
     June 1, 2003 (Inception) to September 30, 2010 (Unaudited)                6

     Statements of Cash Flows for the Nine Months Ended September 30, 2010
     and 2009, and for the Period from June 1, 2003 (Inception) to
     September 30, 2010 (Unaudited)                                            7

     Notes to Financial Statements as of September 30, 2010 (Unaudited)        8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Plan of Development Stage Activities                             11

Item 4.  Controls and Procedures                                              13

Item 4T. Controls and Procedures                                              13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3.  Default Upon Senior Securities                                       14

Item 4.  Removed and Reserved                                                 14

Item 5.  Other Information                                                    14

Item 6.  Exhibits                                                             14

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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                   September 30, 2010     December 31, 2009
                                                                   ------------------     -----------------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $     2,500           $        --
  Prepaid expense                                                               --                    --
                                                                       -----------           -----------
TOTAL CURRENT ASSETS                                                         2,500                    --
                                                                       -----------           -----------

TOTAL ASSETS                                                           $     2,500           $        --
                                                                       ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                $    22,025           $    14,724
  Due to related party - officer                                            41,686                    --
  Due to related party                                                      78,676                78,676
                                                                       -----------           -----------
TOTAL CURRENT LIABILITIES                                                  142,387                93,400
                                                                       -----------           -----------

TOTAL LIABILITIES                                                          142,387                93,400
                                                                       -----------           -----------
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued and outstanding                                                  --                    --
  Common stock, $0.001 par value, 150,000,000 shares authorized,
   10,325,000 and 325,000 issued and outstanding at September 30,
   2010 and December 31, 2009, respectively                                 10,325                   325
  Additional paid-in capital                                             1,078,341             1,078,341
  Accumulated deficit                                                     (102,520)             (102,520)
  Deficit accumulated during development stage                          (1,126,033)           (1,069,546)
                                                                       -----------           -----------
TOTAL STOCKHOLDERS' DEFICIT                                               (139,887)              (93,400)
                                                                       -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $     2,500           $        --
                                                                       ===========           ===========


                  See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                      For the Period from
                                         For the Three Months Ended       For the Nine Months Ended       June 1, 2003
                                                September 30,                    September 30,           (Inception) to
                                       -----------------------------    -----------------------------     September 30,
                                           2010             2009            2010             2009             2010
                                       ------------     ------------    ------------     ------------     ------------
Revenues                               $         --     $         --    $         --     $         --     $         --
                                       ------------     ------------    ------------     ------------     ------------
OPERATING EXPENSES
  Professional fees                              --               --          35,742               --          195,049
  General and administrative                  7,550               --          10,745              500           86,880
  Compensation - officer                     10,000               --          10,000               --          840,427
                                       ------------     ------------    ------------     ------------     ------------

Total Operating Expenses                     17,550               --          56,487              500        1,122,356
                                       ------------     ------------    ------------     ------------     ------------

Loss from Operations                        (17,550)              --         (56,487)            (500)      (1,122,356)

OTHER EXPENSE:
  Loss on foreign currency
   exchange                                      --               --              --               --           (3,677)
                                       ------------     ------------    ------------     ------------     ------------

Net Loss                               $    (17,550)     $        --    $    (56,487)    $       (500)    $ (1,126,033)
                                       ============     ============    ============     ============     ============
Net Loss per share
 - Basic and diluted                   $         --     $         --    $      (0.03)    $      (0.00)    $      (2.78)
                                       ============     ============    ============     ============     ============
Weighted Average Shares Outstanding
 - Basic and diluted                      4,500,824          325,000       1,722,059          325,000          405,652
                                       ============     ============    ============     ============     ============


                  See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
       For the Period from June 1, 2003 (Inception) to September 30, 2010
                                   (Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                            Common Stock        Additional                    During           Total
                                        --------------------     Paid-in     Accumulated    Development     Stockholders'
                                        Shares     Par Value     Capital       Deficit         Stage          Deficit
                                        ------     ---------     -------       -------         -----          -------
Balance, June 1, 2003 (Inception
 of development stage)                 120,000     $   120     $  120,400     $(102,520)    $        --      $      --

Common stock issued for book rights    102,500         103           (103)           --              --             --
                                    ----------     -------     ----------     ---------     -----------      ---------
Balance, December 31, 2003             222,500         223        102,297      (102,520)             --             --

Contributed officer services                --          --        100,000            --              --        100,000

Contributed legal services                  --          --          2,500            --              --          2,500

Net loss for the year                       --          --             --            --        (106,211)      (106,211)
                                    ----------     -------     ----------     ---------     -----------      ---------
Balance, December 31, 2004             222,500         223        204,797      (102,520)       (106,211)        (3,711)

Contributed legal services                  --          --          7,500            --              --          7,500

Net loss for the year                       --          --             --            --        (245,365)      (245,365)
                                    ----------     -------     ----------     ---------     -----------      ---------
Balance, December 31, 2005             222,500         223        212,297      (102,520)       (351,576)      (241,576)

Contributed legal services                  --          --          7,500            --              --          7,500

Net loss for the year                       --          --             --            --        (162,106)      (162,106)
                                    ----------     -------     ----------     ---------     -----------      ---------
Balance, December 31, 2006             222,500         223        219,797      (102,520)       (513,682)      (396,182)

Shares issued for services             100,000         100        392,827            --              --        392,927

Contributed legal services                  --          --          5,000            --              --          5,000

Contributed capital                         --          --        445,719            --              --        445,719

Net loss for the year                       --          --             --            --        (470,860)      (470,860)
                                    ----------     -------     ----------     ---------     -----------      ---------
Balance, December 31, 2007             322,500         323      1,063,343      (102,520)       (984,542)       (23,396)

Contributed officer services                --          --         15,000            --              --         15,000

Issuance of stock issued for services    2,500           2             (2)           --              --             --

Net loss for the year                       --          --             --            --         (84,466)       (84,466)
                                    ----------     -------     ----------     ---------     -----------      ---------
Balance, December 31, 2008             325,000         325      1,078,341      (102,520)     (1,069,008)       (92,862)

Net loss for the year                       --          --             --            --            (538)          (538)
                                    ----------     -------     ----------     ---------     -----------      ---------
Balance, December 31, 2009             325,000         325      1,078,341      (102,520)     (1,069,546)       (93,400)

Shares issued for officer
 Compensation                       10,000,000      10,000             --            --              --         10,000

Net loss for the nine months ended
 September 31, 2010                         --          --             --            --         (56,487)       (56,487)
                                    ----------     -------     ----------     ---------     -----------      ---------
Balance, September 31, 2010         10,325,000     $10,325     $1,078,341     $(102,520)    $(1,126,033)     $(139,887)
                                    ==========     =======     ==========     =========     ===========      =========

                  See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (F/K/A SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         For the Period from
                                                           For the Nine Months Ended         June 1, 2003
                                                                  September 30,             (Inception) to
                                                         ------------------------------      September 30,
                                                             2010              2009              2010
                                                         ------------      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $    (56,487)     $       (500)     $ (1,126,033)
  Adjustments to reconcile net loss from operations
   to net cash used in operating activities:
     Contributed officer services                                  --                --           115,000
     Contributed legal services                                    --                --            22,500
     Stock-based compensation                                  10,000                --           402,927
  Changes in assets and liabilities:
     Accounts payable and accrued expenses                      7,301               500            95,406
     Accrued compensation - officer                                --                --           322,500
                                                         ------------      ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                         (39,186)               --          (167,700)
                                                         ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party loans and advances               46,686                --           170,200
  Repayments of related party loans and advances               (5,000)               --                --
                                                         ------------      ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      41,686                --           170,200
                                                         ------------      ------------      ------------

NET CHANGE IN CASH                                              2,500                --             2,500

CASH - beginning of period                                         --                --                --
                                                         ------------      ------------      ------------

CASH - end of period                                     $      2,500      $         --      $      2,500
                                                         ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                               $         --      $         --      $         --
                                                         ============      ============      ============
  Income taxes                                           $         --      $         --      $         --
                                                         ============      ============      ============
Non-cash investing and financing activities
  Reduction of liabilities reflected as
   contributed capital                                   $         --      $         --      $    445,719
                                                         ============      ============      ============


                  See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)

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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The unaudited financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management's opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009 included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

As of September 30, 2010, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, have not changed materially.

(C) USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods presented. Actual results may differ from these estimates.

Significant estimates in 2010 include an estimate of the deferred tax asset valuation allowance and equity based share issuances.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $56,487 and $39,186, respectively, for the nine months ended September 30, 2010 of a deficit accumulated during development stage of $1,126,033, stockholders' deficiency of $139,887 at September 30, 2010 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTIES

Office space is provided on a month-to-month basis by our CEO for no charge, however, for all periods presented, the value was not material.

During the nine months ended September 30, 2010, our President advanced net funds of $41,686 to the Company for working capital purposes. These advances are reflected as due to related party - officer on the accompanying balance sheet and are in the process of being formalized.

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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                               September 30, 2010
                                   (Unaudited)

NOTE 4 - STOCKHOLDERS' DEFICIENCY

On May 8, 2007, the Company filed Articles of Domestication and Articles of Incorporation with the State of Nevada. The Company is now a Nevada corporation with 10,000,000 shares of $0.001 par value preferred stock authorized and had 50,000,000 shares of $0.001 par value common stock authorized prior to the below 2010 increase. The effect of the re-domestication was to reclassify $80,270 to additional paid-in capital from common stock for the change in par value. All share and per share amounts have been retroactively reflected for the change.

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

NOTE 5 - SUBSEQUENT EVENTS

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

RESULTS OF DEVELOPMENT STAGE ACTIVITIES

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

The Company has not had any revenue since its inception on June 1, 2003.

The Company reported a net loss from operations of $17,550 for the three months ended September 30, 2010 compared with no activity for the three months ended September 30, 2009. Operating expenses for the three months ended September 30, 2010 consisted of $7,550 of general and administrative expenses and $10,000 of Officer compensation.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

The Company reported a net loss from operations of $56,487 ($0.03 per share) for the nine months ended September 30, 2010 compared with a loss from operations of $500 ($0.00 per share) for the nine months ended September 30, 2009. Operating expenses for the nine months ended September 30, 2010 consisted of $35,742 of professional fees, $10,745 of general and administrative expenses and $10,000 of officer compensation expense. Operating expenses for the nine months ended September 30, 2009 consisted of transfer agency fees.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $56,487 and $39,186, respectively, for the nine months ended September 30, 2010, a deficit accumulated during development stage of $1,126,033, stockholders' deficiency of $139,887 at September 30, 2010 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of September 30, 2010, we had minimal cash and are unable to meet our needs as described below. All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $3,000 per quarter for 10-Q quarterly filings and $7,500 per 10-K annual filing. If we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the three months ended September 30, 2010, the Company made no changes in the control procedures related to financial reporting.

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