Form 10-K
period 2010-12-31
DATAMILL MEDIA CORP.
filed 2011-03-17
CIK 1315718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2010
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ___________

                        Commission File Number 000-27795

                              DATAMILL MEDIA CORP.
             (Exact name of registrant as specified in its charter)

        Nevada                                             98-0427526
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                         1205 Hillsboro Mile, Suite 203
                         Hillsboro Beach, Florida 33062
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (954) 876-1181

      7731 So. Woodridge Drive, Parkland, FL 33067 Telephone: (954)592-5322
       (Former address and telephone number, if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                               Title of Each Class

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate marker value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2010) was approximately $ -0- because the Registrant's common equity was not quoted or traded on such date.

As of March 15, 2011, there were 10,325,000 shares of our common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I

Item 1.  Business                                                              4
Item 1A  Risk Factors                                                          8
Item 1B  Unresolved Staff Comments                                             8
Item 2.  Properties                                                            8
Item 3.  Legal Proceedings                                                     8
Item 4.  (Removed and Reserved)                                                8

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters and
         Issuer Purchases of Equity Securities                                 9
Item 6.  Selected Financial Data                                              11
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11
Item 7A. Quantitative and Qualitative Disclosure About Market Risks           14
Item 8.  Financial Statements and Supplementary Data                          14
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             14
Item 9A. Controls and Procedures                                              14
Item 9B. Other Information                                                    16

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance               16
Item 11. Executive Compensation                                               18
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      19
Item 13  Certain Relationships and Related Transactions, and Director
         Independence                                                         20
Item 14. Principal Accounting Fees and Services                               21

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                              22

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     This 2010 Annual Report on Form 10-K ("2010 Annual Report"), including the accompanying financial statements of the Company and the notes thereto appearing in Item 8 herein ("Financial Statements"), the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A") and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can indentify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "project(s)," (plan(s)," "intend(s)," "expect(s)," "might," may" and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

     Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2010 Annual Report. These statements are based on current expectations and current the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company's actual results and financial condition. The reader should consider the following list of general factors that could affect the Company's future results and financial condition.

     Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

     * the success or failure of management's efforts to implement their business strategy;

     * the ability of the Company to raise sufficient capital to meet operating requirements;

     * the uncertainty of consumer demand for our products, services and technologies;

     * the ability of the Company to protect our intellectual property rights;

     *    the  ability  of  the  Company  to  compete  with  major   established
          companies;

     *    the level of success and costs  expended  in  realizing  economies  of
          scale  and  implementing   significant  business   consolidations  and
          technology initiatives;

     * heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

     *    absolute and relative performance of our products and services;

     *    the effect of changing economic conditions;

     * the ability of the Company to attract and retain quality employees and management;

     *    the current global recession and financial uncertainty; and

     * other risks which may be described in future filings with the U.S. Securities and Exchange Commission ("SEC").

     No  assurances  can  be  given  that  the  results   contemplated   in  any
forward-looking statements will be achieved or will be achieved in any particular timetable. We assume no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this 2010 Annual Report. The reader is advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.

                                     PART I

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

     We were originally incorporated under the laws of Canada in 1990, under the name "Creemore Star Printing, Inc." On June 15, 1990, we changed our name to "Smitten Press: Local Lore and Legends, Inc." We domesticated in the State of Nevada by filing Articles of Domestication in Nevada on May 8, 2007, and we were incorporated in the State of Nevada on May 8, 2007, under the name "Smitten
Press: Local Lore and Legends, Inc. On June 30, 2010, we changed our name to Datamill Media Corp. The Company has been in the developmental stage since inception and has conducted virtually no business operations. We may be referred to in this Annual Report as "Datamill Media Corp.," "Company," "we," "us" and "our.

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

     On April 30, 2010, the holders of a majority of the shares of Common Stock of the Registrant acting on written consent elected Vincent Beatty as Director and President of the Company.

     On April 30, 2010, our Board of Directors approved a reverse split of our Common Stock on the basis of one new share of Common Stock for each one hundred shares of Common Stock held of record at the close of business on June 30, 2010, and an increase in the number of authorized common stock from 50,000,000 shares to 150,000,000 shares. These corporate actions were ratified on April 30, 2010 by holders of a majority of the shares of Common Stock of the Registrant acting on written consent and the Amendment was filed with the State of Nevada on May 7, 2010.

BUSINESS OVERVIEW

     Although we have not decided on the subject matter or extent of the materials, we plan to prepare and publish educational white papers to help businesspeople make the decisions for their companies when accessing the capital markets. Conducting a securities offering or being a publicly traded company involves a complex myriad of federal and state laws, rules and regulations, as well as customary best practices and procedures, any of which easily can be misunderstood, misinterpreted or misapplied. We believe that the more management teams know and understand about these endeavors and the issues that they will face, the better able they are to make informed decisions.

     We are a management consulting firm that plans to educate and assist small businesses to improve their management, corporate governance, regulatory compliance and other business processes, with a focus on capital market participation. We will provide solutions to clients at various stages of the business lifecycle:

     * Educational products to improve business processes or explore entering the capital markets;

     *    Startup consulting to early-stage companies planning for growth;

     * Management consulting to companies seeking to enter the capital markets via self-underwriting or direct public offering or to move from one capital market to another; and

     *    Compliance services to fully reporting, publicly traded companies.

     We have never engaged in the type of consulting services we will be offering and cannot assure any one we will ever achieve profitability.

     We plan to help companies to understand and prepare to meet the obligations incumbent upon public reporting companies to access the public capital markets primarily through the companies' self underwriting or direct public offerings of their securities. We also plan to guide and assist them in maintaining their periodic reporting compliance process. We plan to focus on the small business market, which we believe is underserved by larger management consulting services firms. We are a fully reporting, small business issuer.

     We will initially target clients throughout the United States. Once our website is fully developed (which we anticipate being done by July 1, 2011), we will begin marketing our services via emails, direct mailing and telephone calls.

     We plan to generate revenue primarily from consulting services that we provide to private company clients seeking to become fully reporting, publicly traded companies. We also plan to generate revenue from regulatory compliance services that we plan to provide to public company clients that are required to file periodic and other reports with the United States Securities and Exchange Commission ("SEC"). The regulatory compliance services consist of assistance with the preparation of financial statements, work papers, schedules and SEC filings for review by a client's audit firm and securities attorney, assistance with the EDGARization of SEC filings referring clients to auditors, attorneys and transfer agents that have a proven track record with their clients. We plan to offer these services for a flat-fee consisting of cash and restricted shares of our clients' common stock. Our revenue recognition policy for management consulting services is based on the value received by our customers at measurable milestones during the process that our clients undergo in becoming public companies. We also plan to generate revenue from sales of our database of educational white papers, instruction manuals, instruction booklets and example templates to the public and open line consultations with potential clients regarding their prospects of becoming public companies. As of the date of this Annual Report, we have not determined the amount of fees that we will charge for our services.

      Our business office is located at 1205 Hillsboro Mile, Suite 203, Hillsboro Beach, FL 33062, and our telephone number is (954) 876-1181. Our website is www.datamillmedia.com. Our fiscal year end is December 31.

REGULATORY REQUIREMENTS

     We are not required to obtain any special licenses, nor meet any special regulatory requirements before establishing our business, other than a simple business license. If new government regulations, laws, or licensing requirements are passed that would restrict or eliminate delivery of any of our intended products, then our business may suffer. Presently, to the best of our knowledge, no such regulations, laws, or licensing requirements exist or are likely to be implemented in the near future that would reasonably be expected to have a material impact on or sales, revenues, or income from our business operations.

     We are not a broker-dealer or Investment Advisor.

MARKETING AND REVENUES

     Initially, our business will be promoted by our two officers and directors. We also anticipate utilizing other marketing avenues in the future in our attempt to make our products known to the general public and attract potential customers. These marketing activities will be designed to inform potential customers about the benefits of using our services and may include the following: development and distribution of marketing literature; direct mail and email advertising; television infomercials; and promotion of our web site.

COMPETITION

     We face intense competition in every aspect of our business, and particularly from other firms which offer management, compliance and other consulting services to private and public companies. We would prefer to accept a relatively low cash component as our fee for management consulting and regulatory compliance services and take a greater portion of our fee in the form of restricted shares of our private clients' common stock. We also face competition from a large number of consulting firms, investment banks, venture capitalists, merchant banks, financial advisors and other management consulting and regulatory compliance services firms similar to ours. Many of our competitors have greater financial and management resources and some have greater market recognition than we do.

REPORTS TO SECURITY HOLDERS

     1. We are subject to the informational requirements of the Exchange Act. Accordingly, we will file annual, quarterly and periodic reports, proxy statements, information statements and other information with the SEC.

     2. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings will also be available to the public at the SEC's web site at http://www.sec.gov.

BUSINESS AND LEGAL DEVELOPMENTS REGARDING CLIMATE CHANGE

     We do not believe our business will be affected by business and legal developments regarding climate change. However, in the event we acquire or merge with a business that could be affected by business and legal developments regarding climate change, we will certainly analyze such factors and their potential or actual impact on our future business.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

     The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("1934 Act"). As a result of such registration, the Company is subject to Regulation 14A of the "1934 Act," which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     WE ARE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2010 fiscal year. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

     We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirement of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the future fillings of our Company could be materially adversely affected.

DEPENDENCE ON KEY EMPLOYEES AND NEED FOR ADDITIONAL MANAGEMENT AND PERSONNEL

     The Company is heavily dependent on the ability of our President, Vincent Beatty, who has contributed essential technical and management experience to our business. The Company will be dependent upon Mr. Beatty to recruit good management for the Company.

     In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees, as well as the continued service of its key management personnel and its ability to identify, hire, and retain additional qualified personnel. There can be no assurance that the Company will be able to recruit such qualified personnel to enable it to conduct its proposed business successfully.

RESEARCH AND DEVELOPMENT

     We have never engaged in any research and development activities nor do we anticipate engaging in any research and development activities in our near future.

ITEM 1A. RISK FACTORS.

     We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2. PROPERTIES.

     We neither rent nor own any properties at this time. We presently have no agreements to acquire any properties and have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

     We currently maintain our executive offices at 1205 Hillsboro Mile, Suite 203, Hillsboro Beach, Florida 33062, which is the home of our President, Vincent Beatty. We pay no rent or other fees for the use of our office space. We do not presently believe that we will need to maintain any additional office space in order to carry out our plan of operations as described herein.

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any legal proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of ours during the past 10 years.

     On December 22, 2010, we received a demand letter from Cort Poyner, an individual, for payment in the amount of $78,676, which is a liability disclosed in our financial statements. However, we believe that this liability is meritless and is to Simply Fit Holdings Group, Inc., a defunct company. In February 2011, the Company and Mr. Poyner decided not to litigate the claim, but to work out a resolution of the claim over the next six months. However, we can offer no assurance that an amicable resolution will occur.

ITEM 4. (REMOVED AND RESERVED).

     Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     As of the date of this Annual Report, our Common Stock is not quoted on the Over-the-Counter Bulletin Board and is not traded in any market.

     Our common stock is considered a "penny stock." The application of the "penny stock" rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.

     Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

     Our management is aware of the abuses that have occurred historically in the penny stock market.

HOLDERS

     As of March 15, 2011, there were 41 shareholders of record of the Company's Common Stock.

DIVIDENDS

     The Company has not declared any cash dividends with respect to its common stock or preferred stock during the last two fiscal years and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting or that are likely to limit the Company's ability to pay dividends on its outstanding securities.

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     In August, 2010, we issued a total of 10,000,000 shares of restricted common stock to Vincent Beatty, our President and Chairman in lieu of cash compensation for services rendered valued at $10,000.

     The above shares issued to Mr. Beatty were issued in reliance of the exemption from registration requirements of the 33 Act provided by Section 4(2) promulgated thereunder, as the issuance of the stock did not involve a public offering of securities based on the following:

     * the investor represented to us that he was acquiring the securities for his own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the 33 Act;

     * we provided such investor with written disclosure prior to sale that the securities have not been registered under the 33 Act and, therefore, cannot be resold unless they are registered under the 33 Act or unless an exemption from registration is available;

     * the investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the 33 Act and any applicable state laws, or an exemption or exemptions from such registration are available;

     * such investor had knowledge and experience in financial and other business matters such that he was capable of evaluating the merits and risks of an investment in us;

     * such investor was given information and access to all of our documents, records, books, officers and directors, our executive offices pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information that we possesses or were able to acquire without unreasonable effort and expense;

     * such investor had no need for liquidity in their investment in us and could afford the complete loss of their investment in us;

     * we did not employ any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast over television or radio;

     * we did not conduct, hold or participate in any seminar or meeting whose attendees had been invited by any general solicitation or general advertising;

     * we placed a legend on each certificate or other document that evidences the securities stating that the securities have not been registered under the 33 Act and setting forth or referring to the restrictions on transferability and sale of the securities;

     *    we placed stop transfer instructions in our stock transfer records;

     *    no underwriter was involved in the offering; and

     * we made independent determinations that such person was a sophisticated or accredited investor and that he was capable of analyzing the merits and risks of their investment in us, that he understood the speculative nature of their investment in us and that he could lose their entire investment in us.

ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 6. SELECTED FINANCIAL DATA.

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY FORWARD - LOOKING STATEMENT

     The following discussion should be read in conjunction with our financial statements and related notes.

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     *    the volatile and competitive nature of our industry,

     * the uncertainties surrounding the rapidly evolving markets in which we compete,

     *    the uncertainties surrounding technological change of the industry,

     *    our dependence on its intellectual property rights,

     *    the success of marketing efforts by third parties,

     *    the changing demands of customers and

     *    the arrangements with present and future customers and third parties.

     Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated. See also the disclosures under "Cautionary Statement" following the Table of Contents in this Annual Report.

     The following discussion and analysis of the results of operations and financial condition of Datamill Media Corp. for the fiscal years ended December 31, 2010 and 2009, should be read in conjunction with the audited financial statements, and the notes to those financial statements that are included elsewhere in this annual report. References to "we," "our," or "us" in this section refers to the company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the risk factors, forward-looking statements and business sections in this prospectus. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

     We are a development stage corporation and have recently started our business operations, and have not yet generated or realized any revenues.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. It is our belief that the amount raised in our planned public offering will last twelve months. The difference between the minimum and maximum amount relates to the website development; marketing and advertising; product inventory; computer equipment; and hiring one employee. In each case, if we raise the maximum amount, we will devote more funds to the same in order to enhance the quality of the website and promote our business plan to potential customers.

PLAN OF DEVELOPMENT STAGE ACTIVITIES

     Assuming we raise at least $20,000 in our planned public offering of securities, we believe we can satisfy our cash requirements during the next 12 months. Assuming we raise the maximum amount of $100,000 in such offering, we believe we can implement our business plan, finalize our product research and development, purchase the required computer equipment and stock our inventory with the electronic and hard copies of the instruction manuals, instruction booklets and example templates relating to the consulting and educational services we intend to provide, including, but not limited to corporate management, corporate governance, regulatory compliance and various business processes. Further, we do not expect significant changes in the number of employees. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. Upon completion of our public offering, our goal is to expand and market our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Significant estimates in 2010 and 2009 include an estimate of the deferred tax asset valuation allowance, valuation of stock based payments, and valuation of contributed services.

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

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

     There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not yet generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

     In addition to this offering and although we have no current plans to do so, we may seek additional equity financing at some future time in order to obtain the capital required to implement a substantially expanded business plan which would include an increase in the current services we intend to offer and expand our customer base to include clients on a global scale.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

RESULTS OF OPERATIONS FOR ANNUAL PERIODS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

     The Company has not had any revenue since its inception on June 1, 2003.

     As reflected in the accompanying financial statements, the Company had a net loss from operations of $67,747 ($0.02 per share) and $538 ($0.00 per share), respectively, for the years ended December 31, 2010 and 2009.

     Operating expenses consist of professional fees, general and administrative expenses and officer compensation. For the year ended December 31, 2010, operating expenses of $67,747 consisted of 1) professional fees of $41,372 made up of audit fees of $23,916 and legal fees of $17,456, 2) general and administrative expenses of $16,375 made up of consulting fees of $12,500, filing fees of $3,450 and transfer ageny fees of $425. For the year ended December 31, 2009, operating expenses of $538 consisted of transfer agency fees. The dramatic increase in operating expenses for the year ended December 31, 2010, as compared with the year ended December 31, 2009, is a result of the Company's effort to become current in its reporting requirements. An outside accountant was hired as a consultant to bring the Company's financial statements current from 2008 and to prepare the necessary schedules and filings for the audit firm and attorney. The attorney prepared the necessary filings and reviewed the Company's filings that required his consent.

LIQUIDITY AND CAPITAL RESOURCES

     As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $67,747 and $51,316, respectively, for the year ended December 31, 2010, compared to a net loss of $538 and $0 for the year ended December 31, 2009. The $51,316 of net cash used in operations was offset by stock based compensation of $10,000 issued to the CEO and an increase of $6,431 in accounts payable for the year ended December 31, 2010.

     The Company had net cash provided by financing activities of $51,686 for the year ended December 31, 2010, compared to no activity for the year ended December 31, 2009. The $51,686 of net cash provided by financing activities for the year ended December 31, 2010 consists of a net amount of $31,686 of loans to the Company by the CEO, a total of $10,000 loaned to the Company by two note holders and the sum of $10,000 advanced to the Company by an individual that had advanced funds previously.

     There was no cash used in investing activities for the years ended December 31, 2010 and 2009.

     In addition, the Company had an accumulated deficit during development stage of $1,137,293 and stockholders' deficit of $151,147 at December 31, 2010 and an accumulated deficit during development stage of $1,069,546 and stockholders' deficit of $93,400 at December 31, 2009.

     To meet our need for cash we are attempting to raise money from an offering of our common stock. We believe that we will be able to raise enough money through this offering to begin operations, but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract customers to utilize our services, we may use up the proceeds from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to continue our operations. At present, we have not made any arrangements to raise additional capital, other than through a public offering offering.

     Although  we do not have any  written  agreements  with  our  officers  and directors to loan us money, Vincent Beatty has verbally expressed his willingness to loan us money for our operations until this offering has been completed or until the offering period has expired. If we need additional capital and cannot raise it we will either have to suspend operations until we do raise the capital or cease operations entirely. It is our belief that the amount raised in this offering will last twelve months. Other than as described in this paragraph, we have no other financing plans.

     As of the date of this Annual Report, we have yet to generate any revenues from our business operations.

     As of December 31, 2010, our total assets were $370, comprised of cash, and our total liabilities were $151,517.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company had no off-balance sheet arrangements during 2010 and 2009.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements and supplementary data may be found beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control -- Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

     This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Our executive officers are elected by the board of directors and serve at the discretion of the board. All of the current directors serve until the next annual shareholders' meeting or until their successors have been duly elected and qualified. The following table sets forth certain information regarding our current directors and executive officers:

Name               Age                Position                    Director Since
----               ---                --------                    --------------

Vincent Beatty     48     President, Chief Executive Officer,      January 2010
                          Chief Financial Officer, Chairman of
                          the Board and Director

Thomas Hagan       68     Secretary and Director                   January 2011


     Certain biographical information of our current directors and officers is set forth below.

VINCENT BEATTY

     Mr. Beatty has been the President, Chief Executive Officer and Chairman of the Board of Directors of the Company since January 2010. In 1986, Mr. Beatty became a retail stockbroker where he worked for First New England Securities and Greenway Capital Corp. During his tenure with these firms, Mr. Beatty helped to syndicate new public offerings and raised capital for these new issuers.

     In 1995, Mr. Beatty opened his own consulting firm, Devken Inc., and has owned and operated it to the present day. At Devken, Mr. Beatty has transacted several reverse mergers, as well as guided several start-ups in completing their own Direct Public Offerings. Devken does not offer services similar or competitive to ours.

     From 1980-1983, Mr. Beatty attended Western Illinois University where he studied Business and Finance.

THOMAS J. HAGAN

     Mr. Hagan has been appointed as Secretary and a Director of the Company effective January 15, 2011, and brings to the Company a strong background in marketing and general management. He will be responsible for working with management to develop a comprehensive plan for the Company's business operations.

     Mr. Hagan served as President of The Dorette Company, a manufacturer of point of purchase advertising products, from January 1987 until October 2002, and was responsible for a ten-fold increase in sales at that company during his tenure. From October 2002 to the present time Mr. Hagan has been an independent management consultant. His prior business experience includes management positions at General Electric Company in Cleveland, Philadelphia and Schenectady from 1960 to 1970. As a management consultant at McKinsey & Company from 1970 to 1973, he developed and managed marketing programs for numerous sales representative organizations, trade shows, key accounts and national accounts.

     Mr. Hagan is a graduate of Boston College School of Management, and received his Masters in Business Administration Degree from Case Western University. He has also served as a Captain in the U.S. Army Corps of Engineers.

COMMITTEES OF THE BOARD OF DIRECTORS

     We do not currently have an audit committee or a compensation committee.

DIRECTORSHIPS

     During the past five years, none of our directors or persons nominated or chosen to become directors held any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

ABSENCE OF INDEPENDENT DIRECTORS

     We do not have any independent directors and are unlikely to be able to recruit and retain any independent directors due to our small size and limited financial resources.

OTHER SIGNIFICANT EMPLOYEES

     No other significant employees exist.

FAMILY RELATIONSHIPS

     No family relationship exists between or among any of our officers and directors.

CODE OF BUSINESS CONDUCT AND ETHICS

     We do not currently have a Code of Business Conduct and Ethics. However, we intend to adopt such a Code during the next few weeks.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company to our executive officers and directors of the Company for services rendered during the periods indicated. The Company did not compensate any of its officers or directors during the fiscal year ended December 31, 2009.

                           SUMMARY COMPENSATION TABLE

    Name and                                                  Stock         All Other
Principal Position        Year(1)   Salary($)    Bonus($)    Awards($)   Compensation($)   Total($)
------------------        -------   ---------    --------    ---------   ---------------   --------
Vincent Beatty:            2010       $  0        $   0      $10,000(1)       $  0         $10,000
Chief Executive Officer    2009       $  0        $   0      $     0          $  0         $     0
President and Director

----------
(1) The Company issued 10,000,000 restricted shares of its common stock for services rendered. The shares were valued at $0.001 per share or $10,000.

DIRECTOR COMPENSATION

     We do not have a formal compensation plan for our directors.

EMPLOYMENT CONTRACTS

     We do not have any employment agreements with our employees or officers.

STOCK OPTIONS AND WARRANTS

     We have no outstanding stock options or warrants.

OPTION/SAR GRANTS TABLE

     There were been no stock options/SARS granted to executive officers and directors, since we have no such plans in effect.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There have been no exercises of stock options/SAR by executive officers during fiscal 2010 or 2009.

LONG-TERM INCENTIVE PLAN AWARDS

     There were been no long-term incentive plan awards made by the company during fiscal 2010 or 2009.

REPRICING OPTIONS

     We have not repriced any stock options.

COMPENSATION DISCUSSION AND ANALYSIS

     We have prepared the following Compensation Discussion and Analysis to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of our named executive officers.

     We have two members on our board of directors and do not currently have a compensation committee.

     The primary objectives of the compensation committee with respect to executive compensation will be to (i) attract and retain the best possible executive talent available to us; (ii) motivate our executive officers to enhance our growth and profitability and increase shareholder value; and (iii) reward superior performance and contributions to the achievement of corporate objectives.

     The focus of our executive pay strategy will be to tie short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives or benchmarks and to align executive compensation with the creation and enhancement of shareholder value. In order to achieve these objectives, our compensation committee will be tasked with developing and maintaining a transparent compensation plan that will tie a substantial portion of our executives' overall compensation to our sales, operational efficiencies and profitability.

     Our board of directors has not set any performance objectives or benchmarks for 2011, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board. However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans.

     Our compensation committee will meet at least quarterly to assess the cost and effectiveness of each executive benefit and the performance of our executive officers in light of our revenues, expenses and profits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of March 15, 2011, information regarding the ownership of our common stock by:

     *    Persons who own more than 5% of our common stock

     *    each of our directors and each of our executive officers; and

     *    all directors and executive officers as a group.

Each person has sole voting and investment power with respect to the shares shown, except as otherwise noted.

                                                     Amount and Nature
                                                  of Beneficial Ownership
                                             --------------------------------
          Name and Address
        of Beneficial Owner                  Number Shares         Percent(1)
        -------------------                  -------------         ----------

     Vincent Beatty                            10,201,350            98.8%
     1205 Hillsboro Mile, Suite 203
     Hillsboro, Florida 33062

     All officers and directors as a
      group (1 person)                         10,201,350            98.8%

----------
(1) The numbers and percentages set forth in these columns are based on 10,325,000 shares of common stock outstanding as of March 15, 2011. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling security holder has sole or shared voting power or investment power and also any shares, which the selling security holder has the right to acquire within 60 days.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

CHANGES IN CONTROL

     We are not aware of any arrangements that may result in a change in control of the Company.

ITEM  13. CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
          INDEPENDENCE.

     Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law. Such transactions require the approval of our board of directors.

     On September 14, 2009, the Company's then controlling shareholder, Carl Feldman, (who obtained his controlling interest from Robert Cox in June 2008 in a private transaction) sold 201,350 restricted shares of the Company's common stock held in the name of Mr. Feldman, which represented 62% of the then outstanding common stock, in a private transaction, to Vincent Beatty in exchange for cash consideration of $10,000 ("Transaction"). As a result, Vincent Beatty became the Company's controlling shareholder.

     The Company's business offices are located in the home of our President, Vincent Beatty, and we pay no rent to Mr. Beatty for the use of such offices.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The Company has renewed the engagement of Salberg & Company, P.A. to serve as the independent accounting firm responsible for auditing our financial statements for the fiscal year ended December 31, 2010.

     (1) Audit Fees. During the fiscal year ended December 31, 2010, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2010, was $14,000. During the fiscal year ended December 31, 2009, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2009, was $9,300.

     (2) Audit-Related Fees. During fiscal years ended December 31, 2010 our auditors billed $1,600 and in 2009, our auditors did not receive any fees for any audit-related services.

     (3) Tax Fees. Our auditors did not provide tax compliance, tax advice, or tax planning advice during the fiscal years ended December 31, 2010 and 2009.

     (4) All Other Fees. None.

     (5) Audit Committee's Pre-Approval Policies and Procedures. Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     * approved by our audit committee (which consists of our entire board of directors); or

     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

     The  board  of  directors   pre-approves  all  services   provided  by  our
independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

     The board of directors has considered the nature and amount of fees billed by our principal accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our principal accountants' independence.

     During the 2010 and 2009 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a) Financial Statements

     Financial statements for Datamill Media Corp. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

     (b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K.

3.1*        Articles of Incorporation

3.2*        Bylaws

21**        Subsidiaries.

31.1**      Certification of Principal Executive Officer Pursuant to 18 U.S.C.
            Section 1350

31.2**      Certification of Principal Financial Officer Pursuant to 18 U.S.C.
            Section 1350

32.1**      906 Certification of Principal Executive Officer

32.2**      906 Certification of Principal Financial Officer

----------
*    Incorporated  by  reference  from  the  Company's  Form  S-1   registration
     statement filed with the Securities and Exchange Commission (File No. 333-172010) filed with the Commission February 2, 2011.

**   Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Datamill Media Corp.


Dated: March 16, 2011            /s/ Vincent Beatty
                                 -----------------------------------------------
                            By:  Vincent Beatty
                            Its: President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 16, 2011            /s/ Vincent Beatty
                                 -----------------------------------------------
                            By:  Vincent Beatty
                            Its: President, Chief Executive Officer, Chief
                                 Financial Officer and Director
                                 (Principal Executive Officer)
                                 (Principal Accounting and Financial Officer)



Dated: March 16, 2011            /s/ Thomas Hagan
                                 -----------------------------------------------
                            By:  Thomas Hagan
                            Its: Secretary and Director

                          INDEX TO FINANCIAL STATEMENTS

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                     F-2

Balance Sheets at December 31, 2010 and 2009                                F-3

Statements of Operations for the Years Ended December 31, 2010 and 2009,
and for the Period from June 1, 2003 (Inception) to December 31, 2010       F-4

Statement of Changes in Stockholders' Deficit for the Years ended
December 31, 2010 and 2009 and for the Period from June 1, 2003
(Inception) to December 31, 2010                                            F-5

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009,
and for the Period from June 1, 2003 (Inception) to December 31, 2010       F-6

Notes to Financial Statements                                               F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
DataMill Media Corp. (f/k/a Smitten Press: Local Lore and Legends, Inc.)

     We have audited the accompanying balance sheets of DataMill Media Corp. (f/k/a Smitten Press: Local Lore and Legends, Inc.) (a development stage company) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2010 and for the period from June 1, 2003 (Inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DataMill Media Corp. (f/k/a Smitten Press: Local Lore and Legends, Inc.) (a development stage company) as of December 31, 2010 and 2009, and the results of its operations, and its cash flows for each of the two years in the period ended December 31, 2010 and for the period from June 1, 2003 (Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 in the accompanying financial statements, the Company had a net loss and net cash used in operating activities of $67,747 and $51,316, respectively and had minimal activity or operations in 2010 and had a deficit accumulated during development stage of $1,137,293, a working capital deficit of $151,147 and stockholders' deficit of $151,147 at December 31, 2010 and is a development stage company with no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Salberg & Company, P.A.
------------------------------------
SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 15, 2011

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                   December 31,
                                                                       -----------------------------------
                                                                           2010                   2009
                                                                       ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $        370           $         --
                                                                       ------------           ------------
TOTAL CURRENT ASSETS                                                            370                     --
                                                                       ------------           ------------

TOTAL ASSETS                                                           $        370           $         --
                                                                       ============           ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                $     21,155           $     14,724
  Due to related party-officer                                               31,686                     --
  Due to related party                                                           --                 78,676
  Due to former related party                                                78,676                     --
  Advances payable                                                           10,000                     --
  Notes payable                                                              10,000                     --
                                                                       ------------           ------------
TOTAL CURRENT LIABILITIES                                                   151,517                 93,400
                                                                       ------------           ------------

TOTAL LIABILITIES                                                           151,517                 93,400
                                                                       ------------           ------------
STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value, 150,000,000 shares authorized,
   10,325,000 and 325,000 issued and outstanding at December 31,
   2010 and 2009, respectively                                               10,325                    325
  Additional paid-in capital                                              1,078,341              1,078,341
  Accumulated deficit                                                      (102,520)              (102,520)
  Deficit accumulated during development stage                           (1,137,293)            (1,069,546)
                                                                       ------------           ------------
TOTAL STOCKHOLDERS' DEFICIT                                                (151,147)               (93,400)
                                                                       ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $        370           $         --
                                                                       ============           ============

                        See notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                        For the Period
                                                                                       from June 1, 2003
                                             For the Years Ended December 31,           (Inception) to
                                           -----------------------------------            December 31,
                                               2010                   2009                   2010
                                           ------------           ------------           ------------
Revenues                                   $         --           $         --           $         --
                                           ------------           ------------           ------------
OPERATING EXPENSES
  Professional fees                              41,372                     --                200,609
  General and administrative                     16,375                    538                 92,510
  Compensation - officer                         10,000                     --                840,427
                                           ------------           ------------           ------------
Total Operating Expenses                         67,747                    538              1,133,616
                                           ------------           ------------           ------------
Loss from Operations                            (67,747)                  (538)            (1,133,616)

OTHER EXPENSE
  Loss on foreign currency exchange                  --                     --                 (3,677)
                                           ------------           ------------           ------------

Net Loss                                   $    (67,747)          $       (538)          $ (1,137,293)
                                           ============           ============           ============

Net Loss per share - Basic and diluted     $      (0.02)          $      (0.00)          $      (1.54)
                                           ============           ============           ============
Weighted Average Shares Outstanding -
 Basic and diluted                            3,914,041                325,000                738,564
                                           ============           ============           ============


                        See notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 For the years ended December 31, 2010 and 2009
     and for the period from June 1, 2003 (Inception) to December 31, 2010

                                                                                               Deficit
                                                                                             Accumulated
                                             Common Stock        Additional                    During           Total
                                         --------------------     Paid-in     Accumulated    Development     Stockholders'
                                         Shares     Par Value     Capital       Deficit         Stage          Deficit
                                         ------     ---------     -------       -------         -----          -------
Balance, June 1, 2003 (Inception)       120,000       $ 120     $  120,400     $(102,520)    $        --      $      --

Common stock issued for book rights     102,500         103           (103)           --              --             --
                                     ----------     -------     ----------     ---------     -----------      ---------
Balance, December 31, 2003              222,500         223        102,297      (102,520)             --             --

Contributed officer services                 --          --        100,000            --              --        100,000

Contributed legal services                   --          --          2,500            --              --          2,500

Net loss for the year                        --          --             --            --        (106,211)      (106,211)
                                     ----------     -------     ----------     ---------     -----------      ---------
Balance, December 31, 2004              222,500         223        204,797      (102,520)       (106,211)        (3,711)

Contributed legal services                   --          --          7,500            --              --          7,500

Net loss for the year                        --          --             --            --        (245,365)      (245,365)
                                     ----------     -------     ----------     ---------     -----------      ---------
Balance, December 31, 2005              222,500         223        212,297      (102,520)       (351,576)      (241,576)

Contributed legal services                   --          --          7,500            --              --          7,500

Net loss for the year                        --          --             --            --        (162,106)      (162,106)
                                     ----------     -------     ----------     ---------     -----------      ---------
Balance, December 31, 2006              222,500         223        219,797      (102,520)       (513,682)      (396,182)

Common stock issued for services        100,000         100        392,827            --              --        392,927

Contributed legal services                   --          --          5,000            --              --          5,000

Contributed capital                          --          --        445,719            --              --        445,719

Net loss for the year                        --          --             --            --        (470,860)      (470,860)
                                     ----------     -------     ----------     ---------     -----------      ---------
Balance, December 31, 2007              322,500         323      1,063,343      (102,520)       (984,542)       (23,396)

Contributed officer services                 --          --         15,000            --              --         15,000

Common stock issued for services          2,500           2             (2)           --              --             --

Net loss for the year                        --          --             --            --         (84,466)       (84,466)
                                     ----------     -------     ----------     ---------     -----------      ---------
Balance, December 31, 2008              325,000         325      1,078,341      (102,520)     (1,069,008)       (92,862)

Net loss for the year                        --          --             --            --            (538)          (538)
                                     ----------     -------     ----------     ---------     -----------      ---------
Balance, December 31, 2009              325,000         325      1,078,341      (102,520)     (1,069,546)       (93,400)

Common stock issued for
 officer compensation                10,000,000      10,000             --            --              --         10,000

Net loss for the year                        --          --             --            --         (67,747)       (67,747)
                                     ----------     -------     ----------     ---------     -----------      ---------
Balance, December 31, 2010           10,325,000     $10,325     $1,078,341     $(102,520)    $(1,137,293)     $(151,147)
                                     ==========     =======     ==========     =========     ===========      =========

                        See notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                    For the Period
                                                                                                  from June 1, 2003
                                                           For the Years Ended December 31,        (Inception) to
                                                           --------------------------------         December 31,
                                                              2010                  2009                2010
                                                           -----------           ----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $   (67,747)          $     (538)         $(1,137,293)
  Adjustments to reconcile net loss from operations to
   net cash used in operating activities:
     Contributed services                                           --                   --              115,000
     Contributed legal services                                     --                   --               22,500
     Stock-based compensation                                   10,000                   --              402,927
  Changes in assets and liabilities:
     Accounts payable and accrued expenses                       6,431                  538               94,536
     Accrued compensation - officer                                 --                   --              322,500
                                                           -----------           ----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                          (51,316)                  --             (179,830)
                                                           -----------           ----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party - officer                         36,686                   --              165,200
  Repayment to related party - officer                          (5,000)                  --               (5,000)
  Proceeds from notes payable                                   10,000                   --               10,000
  Proceeds from advances payable                                10,000                   --               10,000
                                                           -----------           ----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       51,686                   --              180,200
                                                           -----------           ----------          -----------

NET CHANGE IN CASH                                                 370                   --                  370

CASH - beginning of period                                          --                   --                   --
                                                           -----------           ----------          -----------

CASH - end of period                                       $       370           $       --          $       370
                                                           ===========           ==========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                 $        --           $       --          $        --
                                                           ===========           ==========          ===========
  Income taxes                                             $        --           $       --          $        --
                                                           ===========           ==========          ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES

Reduction of liabilities reflected as
 contributed capital                                       $        --           $       --          $   445,719
                                                           ===========           ==========          ===========

                        See notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 and 2009


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) DESCRIPTION OF BUSINESS

     Smitten Press: Local Lore and Legends, Inc. (the "Company") was incorporated under the laws of Canada on January 15, 1990 under the name Creemore Star Printing, Inc. The name was changed to Smitten Press: Local Lore and Legends, Inc. on July 15, 2003. The Company was inactive until June 1, 2003 when it entered the development stage. The Company had planned to offer magazines and books for sale. Given the continued delay in recovery in New Orleans due to Hurricane Katrina and the death of the Company's founder and president Mr. Richard Smitten in September 2006, the Company had determined that proceeding with its initial business plan will not be viable. It began seeking other alternatives to preserve stockholder value, including selling a controlling interest to a third party who would subsequently merge an operating business into the company. On August 30, 2007 a change in control occurred (see below). Activities during the development stage include development of a business plan, obtaining and developing necessary rights to sell our products, developing a website, and seeking a merger candidate.

     On August 30, 2007, the Company's controlling shareholder, the Estate of Richard Smitten, through its executor, Kelley Smitten, sold 152,700 restricted shares of the Company's common stock held by the estate, which represented 68% of the then outstanding common stock, in a private transaction, to Robert L. Cox in exchange for cash consideration of $600,000 (the "Transaction"). As a result, Robert L. Cox became the Company's controlling shareholder and new CEO. Robert
L. Cox did not engage in any loan transactions in connection with the Transaction, and utilized his personal funds.

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

(B) BASIS OF PRESENTATION AND FOREIGN CURRENCY

     Gains and losses resulting from foreign currency transactions are recognized in operations in the accompanying financial statements and footnotes in the period incurred.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 and 2009


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

     Significant estimates in 2010 and 2009 include an estimate of the deferred tax asset valuation allowance, valuation of shares issued for services, and valuation of contributed services.

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

(G) PROMOTER CONTRIBUTION AND CONTRIBUTED SERVICES

     The Company accounts for assets provided to the Company by promoters in exchange for capital stock at the promoter's original cost basis. The value of services provided to the Company by its officer was $115,000 for the period from June 1, 2003 (Inception)to December 31, 2010 which was recorded as contributed services.

(H) REVENUE RECOGNITION

     The Company intends on recognizing revenues in accordance with ASC 605-10. Revenue will be recognized when persuasive evidence of an arrangement exists, as services are provided or when product is delivered, and when collection of the fixed or determinable selling price is reasonably assured.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 and 2009


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

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN-48), Accounting for Uncertainty in Income Taxes--An interpretation of FASB Statement No. 109 and codified into ASC 740. FIN-48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No.109, Accounting for Income Taxes. This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN-48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN-48 and they had no impact on its financial position, results of operations, and cash flows.

     Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2004 through December 31, 2010 for U.S. Federal Income Tax, for the tax years ended December 31, 2004 through December 31, 2010 for the State of Florida Corporate Income Tax, the years which remain subject to examination by major tax jurisdictions as of December 31, 2010.

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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 and 2009


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

     At December 31, 2010 the fair value of current liabilities approximated book value.

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

NOTE 2 - RELATED PARTIES AND ADVANCES PAYABLE

     Office space was and is provided on a month-to-month basis by the Company's CEO for no charge, however, for all periods presented, the value was not material.

     A promoter contributed certain rights and inventory to the Company for 102,500 common shares in 2003. (See Note 4)

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 and 2009


NOTE 2 - RELATED PARTIES AND ADVANCES PAYABLE (CONTINUED)

     During each of the years ended December 31, 2004, 2005, 2006 and December 31, 2007, the Company received proceeds totaling $67,037 from the Company's former officers ($100, $630, $20, $22,573, and $23,734 respectively) for general and administrative expenses. Additionally, during 2007, a former officer advanced cash to the company of $8,846. On August 30, 2007, in connection with the sale of the Company's common stock in a private transaction (See Note 1), this debt was settled. Accordingly, the Company reduced this debt by $52,149 and reflected contributed capital of $52,149 by increasing paid-in capital on the accompanying balance sheet.

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

     During the years ended December 31, 2004 through 2007, in connection with legal services provided by a former officer of the Company, the Company valued these services at their fair market value and recorded compensation expense and contributed capital totaling $22,500 for the period from June 1, 2003 (Inception) to December 31, 2010.

     During the years ended December 31, 2007 and 2008, an affiliated company related to the Company's former chief executive officer through common ownership, advanced funds of $17,199 and $61,477, respectively, to the Company for working capital purposes. These advances, totaling $78,676, are reflected as due to related party on the accompanying December 31, 2010 and 2009 balance sheets, are non-interest bearing and are payable on demand.

     On August 23, 2010, the Company issued 10,000,000 restricted shares of its common stock to its chief executive officer, Vincent Beatty, for services rendered. The shares were valued at $0.001 per share, a nominal value as there was no evidence of fair value, or $10,000 and expensed immediately as compensation.

     During the year ended December 31, 2010, the Company received proceeds totaling $36,686 from the Company's current chief executive officer for general and administrative expenses and repaid $5,000 of the amount during the same period. The net amount of $31,686 is reflected as due to related party-officer on the accompanying December 31, 2010 balance sheet.

NOTE 3 - NOTES AND ADVANCES PAYABLE

     As of December 31, 2010, the Company had two Notes Payable with unrelated parties. On October 20, 2010, two individuals each loaned the Company $5,000 in exchange for Promissory Notes for the amounts loaned. The notes, with a term of one year, are due on October 19, 2011 and in lieu of interest, restricted shares of the Company's common stock will be issued to the note holders. Upon maturity, the principal amount loaned of $5,000 is due to each note holder and an aggregate amount of 30,000 restricted common stock shares will be issued to the note holders, pursuant to the terms of the notes. The value of the shares to be issued was not material.

     In September 2010, an individual advanced $10,000 to the Company. The advance is non-interest bearing and due on demand. This amount is reflected as advances payable on the accompanying December 31, 2010 balance sheet.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 and 2009


NOTE 4 - STOCKHOLDERS' DEFICIT

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

     On May 8, 2007, the Company filed Articles of Domestication and Articles of Incorporation with the State of Nevada. The Company became a Nevada corporation and had 50,000,000 shares of $0.001 par value common stock authorized prior to the 2010 increase to 150,000,000 authorized common shares discussed in Note 1(A) and elimination of the authorized preferred shares. The effect of the re-domestication was to reclassify $80,270 to additional paid-in capital from common stock for the change in par value. All share and per share amounts have been retroactively reflected for the change.

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

     In April 2008, the Company issued 2,500 shares of common stock for services. The value of the shares issued was not material.

     On August 23, 2010, the Company issued 10,000,000 restricted shares of its common stock to its chief executive officer, Vincent Beatty, for services rendered. The shares were valued at $0.001 per share, a nominal amount since there was no other evidence of fair value of the shares, or $10,000 and expensed immediately as compensation.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 and 2009


NOTE 5 - INCOME TAXES

     There was no income tax expense for the years ended December 31, 2010 and 2009 due to the Company's net losses. The Company has established a 100% valuation allowance against any deferred tax assets which primarily relate to the Company's net operating loss carry-forwards.

     The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended December 31, 2010 and 2009, (computed by applying an estimated Corporate tax rate of 40% to loss before taxes), as follows:

                                                     Years Ended December 31,
                                                    --------------------------
                                                      2010              2009
                                                    --------          --------
Computed "expected" tax benefit                     $(27,099)         $   (215)
Contributed services                                      --                --
Change in deferred tax asset valuation allowance      27,099               215
                                                    --------          --------
                                                    $     --          $     --
                                                    ========          ========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

                                                     Years Ended December 31,
                                                  -----------------------------
                                                     2010                2009
                                                  ---------           ---------
Deferred tax assets:
  Operating loss carry-forward                    $ 440,925           $ 413,826
  Total gross deferred tax assets                   440,925             413,826
Less valuation allowance                           (440,925)           (413,826)
                                                  ---------           ---------
Net deferred tax assets                           $      --           $      --
                                                  =========           =========

     The valuation allowance at December 31, 2010 and 2009 was $440,925 and $413,826, respectively. The valuation allowance increased by $27,099 during the year ended December 31, 2010. The Company has net operating losses of approximately $1,240,000 at December 31, 2010 available to offset future net income through 2030.

     The utilization of the net operating loss carry-forwards is dependent upon the ability of the Company to generate sufficient taxable income during the carry-forward period. The Company has had a change of ownership and change in business as defined by the Internal Revenue Code Section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of its net operating loss carry-forwards.

     Based on its evaluation, as described in Note 1, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2004 through December 31, 2010 for both U.S. Federal Income Tax and for the State of Florida Corporate Income Tax, the years which remain subject to examination by the respective tax jurisdictions as of December 31, 2010.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 and 2009


NOTE 6 - GOING CONCERN

     As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $67,747 and $51,316, respectively, for the year ended December 31, 2010 and a deficit accumulated during development stage of $1,137,293, a working capital deficit of $151,147 and stockholders' deficit of $151,147 at December 31, 2010 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. We are a management consulting firm that plans to educate and assist small businesses to improve their management, corporate governance, regulatory compliance and other business processes, with a focus on capital market participation. We intend to generate revenues, with our two or possibly three employees, by providing consulting and educational services to primarily private companies seeking to become publicly traded companies. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 - CONCENTRATIONS

     As discussed in Note 1, through the change in ownership of the Company, from August 2007 through 2008, the Company was funded solely by funds totaling $78,676, advanced through a commonly controlled affiliate, Simply Fit Holdings Group, Inc. The amount owed as of December 31, 2010 and 2009 was $78,676.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - LEGAL MATTERS

     On December 22, 2010, the Company received a Demand Letter from an individual for payment in the amount of $78,676, which is a liability disclosed in the financial statements, but payable to another entity. The Company believed the claim by the individual was without merit and the Company was informed by counsel for the individual that he intends to commence litigation against the Company with respect to his claim.

     During February 2011, the Company and the individual have discussed the claim and the parties have decided not to litigate the claim, but to agree on terms to satisfy the claim within the next six months.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 and 2009


NOTE 10 - SUBSEQUENT EVENTS

     The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

     On January 5, 2011, an individual loaned the Company $25,000 in exchange for a Promissory Note bearing interest at 5%. The note, with a term of six months, is due on July 4, 2011 and in lieu of the interest payment, restricted shares of the Company's common stock will be issued to the note holder. Upon maturity, the principal amount loaned of $25,000 is due to the note holder and an aggregate amount of 75,000 restricted common stock shares will be issued to the note holder, pursuant to the terms of the note. In addition, Vincent Beatty, the CEO of the Company, has personally guaranteed the obligations and payment of the note.

     During February 2011, both the Company and an individual claiming that the Company owed him $78,676, have decided not to litigate the claim, but to agree on terms to satisfy the claim within the next six months.

     During March 2011, the Company paid in full notes payable to two individuals totaling $10,000. An aggregate of 30,000 shares of common stock, per the agreements, will be issued to these individuals on the anniversary date of these notes, October 2011.

     During March 2011, an officer loaned $40,000 to the Company for operating funds to pay on-going expenses, including the re-payment of certain notes payable and advances.