Form 10-Q
period 2011-03-31
DATAMILL MEDIA CORP.
filed 2011-05-16
CIK 1315718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the quarter ended March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission File Number: 000-51159


                              DATAMILL MEDIA CORP.
                 (Exact name of issuer as specified in charter)

           Nevada                                             98-0427526
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

                         1205 Hillsboro Mile, Suite 203
                           Hillsboro Beach, FL 33062
                    (Address of principal executive offices)

                                 (954) 876-1181
                (Issuer's telephone number, including area code)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,325,000 shares at May 13, 2011

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2011

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  4

     Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010     4

     Statements of Operations for the Three Months Ended March 31, 2011
     and 2010, and for the Period from June 1, 2003 (Inception) to
     March 31, 2011 (Unaudited)                                                5

     Statement of Changes in Stockholder's Deficit for the Period from
     June 1, 2003 (Inception) to March 31, 2011 (Unaudited)                    6

     Statements of Cash Flows for the Three Months Ended March 31, 2011
     and 2010, and for the Period from June 1, 2003 (Inception) to
     March 31, 2011 (Unaudited)                                                7

     Notes to Financial Statements as of March 31, 2011 (Unaudited)            8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Plan of Development Stage Activities                             14

Item 4.  Controls and Procedures                                              16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 1A. Risk Factors                                                         17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Default Upon Senior Securities                                       17

Item 4.  Removed and Reserved                                                 17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             17

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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                             March 31,          December 31,
                                                                               2011                 2010
                                                                            ----------           ----------
                                                                           (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                      $    2,534           $      370
                                                                            ----------           ----------
      TOTAL CURRENT ASSETS                                                       2,534                  370
                                                                            ----------           ----------

      TOTAL ASSETS                                                          $    2,534           $      370
                                                                            ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                     $   19,802           $   21,155
  Due to related party - officer                                                76,686               31,686
  Due to former related party                                                   78,676               78,676
  Advances payable                                                                  --               10,000
  Notes payable                                                                 25,000               10,000
                                                                            ----------           ----------
      TOTAL CURRENT LIABILITIES                                                200,164              151,517
                                                                            ----------           ----------
      TOTAL LIABILITIES                                                        200,164              151,517
                                                                            ----------           ----------
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued and outstanding                                                      --                   --
  Common stock, $0.001 par value, 150,000,000 shares authorized,
   10,325,000 issued and outstanding at March 31, 2011 and
   December 31, 2010, respectively                                              10,325               10,325
  Additional paid-in capital                                                 1,078,341            1,078,341
  Accumulated deficit                                                         (102,520)            (102,520)
  Deficit accumulated during development stage                              (1,183,776)          (1,137,293)
                                                                            ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                             (197,630)            (151,147)
                                                                            ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $    2,534           $      370
                                                                            ==========           ==========


                  See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    For the Period from
                                                                                        June 1, 2003
                                                   For the Three Months Ended          (Inception) to
                                                            March 31,                     March 31,
                                                    2011                2010                2011
                                                ------------        ------------        ------------
REVENUES                                        $         --        $         --        $         --
                                                ------------        ------------        ------------
OPERATING EXPENSES
  Professional fees                                   34,109               9,041             234,718
  General and administrative                          12,374                  --             104,884
  Compensation - officer                                  --                  --             840,427
                                                ------------        ------------        ------------
Total Operating Expenses                              46,483               9,041           1,180,099
                                                ------------        ------------        ------------
Loss from Operations                                 (46,483)             (9,041)         (1,180,099)

OTHER EXPENSE:
  Loss on foreign currency exchange                       --                  --              (3,677)
                                                ------------        ------------        ------------

Net Loss                                        $    (46,483)       $     (9,041)       $ (1,183,776)
                                                ============        ============        ============

Net Loss per share - Basic and diluted          $      (0.00)       $      (0.03)       $      (1.14)
                                                ============        ============        ============
Weighted Average Shares Outstanding
 - Basic and diluted                              10,325,000             325,000           1,040,129
                                                ============        ============        ============


                  See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
         For the Period from June 1, 2003 (Inception) to March 31, 2011
                                   (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                               Common Stock         Additional                    During         Total
                                           --------------------      Paid-in      Accumulated   Development  Stockholders'
                                           Shares     Par Value      Capital        Deficit        Stage        Deficit
                                           ------     ---------      -------        -------        -----        -------
Balance, June 1, 2003 (Inception)          120,000    $    120     $  120,400      $(102,520)   $        --    $      --

Common stock issued for book rights        102,500         103           (103)            --             --           --
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2003                 222,500         223        102,297       (102,520)            --           --

Contributed officer services                    --          --        100,000             --             --      100,000
Contributed legal services                      --          --          2,500             --             --        2,500
Net loss for the year                           --          --             --             --       (106,211)    (106,211)
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2004                 222,500         223        204,797       (102,520)      (106,211)      (3,711)

Contributed legal services                      --          --          7,500             --             --        7,500
Net loss for the year                           --          --             --             --       (245,365)    (245,365)
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2005                 222,500         223        212,297       (102,520)      (351,576)    (241,576)

Contributed legal services                      --          --          7,500             --             --        7,500
Net loss for the year                           --          --             --             --       (162,106)    (162,106)
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2006                 222,500         223        219,797       (102,520)      (513,682)    (396,182)

Shares issued for services                 100,000         100        392,827             --             --      392,927
Contributed legal services                      --          --          5,000             --             --        5,000
Contributed capital                             --          --        445,719             --             --      445,719
Net loss for the year                           --          --             --             --       (470,860)    (470,860)
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2007                 322,500         323      1,063,343       (102,520)      (984,542)     (23,396)

Contributed officer services                    --          --         15,000             --             --       15,000
Issuance of stock issued for services        2,500           2             (2)            --             --           --
Net loss for the year                           --          --             --             --        (84,466)     (84,466)
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2008                 325,000         325      1,078,341       (102,520)    (1,069,008)     (92,862)

Net loss for the year                           --          --             --             --           (538)        (538)
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2009                 325,000         325      1,078,341       (102,520)    (1,069,546)     (93,400)
                                        ----------    --------     ----------      ---------    -----------    ---------
Common stock issued for
 Officer compensation                   10,000,000      10,000             --             --             --       10,000
Net loss for the year                           --          --             --             --        (67,747)     (67,747)
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2010              10,325,000    $ 10,325     $1,078,341      $(102,520)   $(1,137,293)   $(151,147)

Net loss for the three months
 ended March 31, 2011                           --          --             --             --        (46,483)     (46,483)
                                        ----------    --------     ----------      ---------    -----------    ---------

Balance, March 31, 2011                 10,325,000    $ 10,325     $1,078,341      $(102,520)   $(1,183,776)   $(197,630)
                                        ==========    ========     ==========      =========    ===========    =========


                  See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             For the Period from
                                                                                                 June 1, 2003
                                                           For the Three Months Ended           (Inception) to
                                                                    March 31,                       March 31,
                                                            2011                 2010                 2011
                                                        ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $    (46,483)        $     (9,041)        $ (1,183,776)
  Adjustments to reconcile net loss from operations
   to net cash used in operating activities:
     Contributed services                                         --                   --              115,000
     Contributed legal services                                   --                   --               22,500
     Stock-based compensation                                     --                   --              402,927
  Changes in assets and liabilities:
     Accounts payable and accrued expenses                    (1,353)              (9,944)              93,183
     Accrued compensation - officer                               --                   --              322,500
                                                        ------------         ------------         ------------
           NET CASH USED IN OPERATING ACTIVITIES             (47,836)             (18,985)            (227,666)
                                                        ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party loans and advances              45,000               18,985              210,200
  Repayments of related party loans and advances                  --                   --               (5,000)
  Proceeds from notes payable                                 25,000                   --               35,000
  Repayments of notes payable                                (10,000)                  --              (10,000)
  Proceeds from advances payable                                  --                   --               10,000
  Repayments of advances payable                             (10,000)                  --              (10,000)
                                                        ------------         ------------         ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES          50,000               18,985              230,200
                                                        ------------         ------------         ------------
NET CHANGE IN CASH                                             2,164                   --                2,534

CASH - beginning of period                                       370                   --                   --
                                                        ------------         ------------         ------------

CASH - end of period                                    $      2,534         $         --         $      2,534
                                                        ============         ============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Interest                                              $         --         $         --         $         --
                                                        ============         ============         ============
  Income taxes                                          $         --         $         --         $         --
                                                        ============         ============         ============
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Reduction of liabilities reflected as
   Contributed capital                                  $         --         $         --         $    445,719
                                                        ============         ============         ============


                  See unaudited notes to financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (Unaudited)


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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (Unaudited)


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

     Significant estimates in 2011 include an estimate of the deferred tax asset valuation allowance, valuation of shares issued for services, and valuation of contributed services.

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

(G) PROMOTER CONTRIBUTION AND CONTRIBUTED SERVICES

     The Company accounts for assets provided to the Company by promoters in exchange for capital stock at the promoter's original cost basis. The value of services provided to the Company by its officer was $115,000 for the period from June 1, 2003 (Inception) to March 31, 2011 which was recorded as contributed services.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (Unaudited)


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

     Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2004 through December 31, 2010 for U.S. Federal Income Tax, for the tax years ended December 31, 2004 through December 31, 2010 for the State of Florida Corporate Income Tax, the years which remain subject to examination by major tax jurisdictions as of March 31, 2011.

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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (Unaudited)


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

     At March 31, 2011 the fair value of current liabilities approximated book value.

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

     During the year ended December 31, 2010, the Company received proceeds totaling $36,686 from the Company's current chief executive officer for general and administrative expenses and repaid $5,000 of the amount during the same period. During the three months ended March 31, 2011, the Company received additional proceeds of $45,000 from the Company's current chief executive officer for general and administrative expenses. The net amount of $76,686 is reflected as due to related party-officer on the accompanying March 31, 2011 balance sheet.

     Advances of $78,676 were advanced to the Company for working capital purposes in prior years, by an affiliated company related to the Company's former chief executive officer. These advances are reflected as due to former related party on the accompanying March 31, 2011 balance sheet, are non-interest bearing and are payable on demand.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (Unaudited)


NOTE 3 - NOTES AND ADVANCES PAYABLE

     As of December 31, 2010, the Company had two notes payable with unrelated parties. On October 20, 2010, two individuals each loaned the Company $5,000 in exchange for Promissory Notes for the amounts loaned. The notes, with a term of one year, are due on October 19, 2011 and in lieu of interest, restricted shares of the Company's common stock will be issued to the note holders. Upon maturity, the principal amount loaned of $5,000 is due to each note holder and an aggregate amount of 30,000 restricted common stock shares will be issued to the note holders, pursuant to the terms of the notes. The terms of first note state that an amount of 10,000 restricted common stock shares will be issued to the first note holder and the terms of the second note state that 20,000 restricted common stock shares will be issued to the second note holder. Both notes state that the shares are to be issued on or before the maturity date of October 19, 2011. The Company paid the principal amount of $5,000 to each note holder during March of 2011 and the accrued interest amount related to the notes totaled $600 at March 31, 2011. The Company intends to issue the shares to the note holders prior to the maturity date.

     On January 5, 2011, an individual loaned the Company $25,000 in exchange for a Promissory Note bearing interest at 5%. The note, with a term of six months, is due on July 4, 2011 and in lieu of the interest payment, restricted shares of the Company's common stock will be issued to the note holder. Upon maturity, the principal amount loaned of $25,000 is due to the note holder and an aggregate amount of 75,000 restricted common stock shares will be issued to the note holder, pursuant to the terms of the note stated above. In addition, Vincent Beatty, the CEO of the Company, has personally guaranteed the obligations and payment of the note. The accrued interest amount related to this note totaled $708 at March 31, 2011.

     In September 2010, an individual advanced $10,000 to the Company. The advance was non-interest bearing and due on demand. The Company paid the full advanced amount of $10,000 to the individual during March of 2011.

NOTE 4 - STOCKHOLDERS' DEFICIT

     On August 23, 2010, the Company issued 10,000,000 restricted shares of its common stock to its chief executive officer, Vincent Beatty, for services rendered. The shares were valued at $0.001 per share, a nominal amount since there was no other evidence of fair value of the shares, or $10,000 and expensed immediately as compensation.

NOTE 5 - GOING CONCERN

     As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $46,483 and $47,836, respectively, for the three months ended March 31, 2011 and a deficit accumulated during development stage of $1,183,776, a stockholders' deficit of $197,630 at March 31, 2011 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. We are a management consulting firm that plans to educate and assist small businesses to improve their management, corporate governance, regulatory compliance and other business processes, with a focus on capital market participation. We intend to generate revenues, with our two or possibly three employees, by providing consulting and educational services to primarily private companies seeking to become publicly traded companies. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (Unaudited)

NOTE 6 - CONCENTRATIONS

     As discussed in Note 1, through the change in ownership of the Company, from August 2007 through 2008, the Company was funded solely by funds totaling $78,676, advanced through a commonly controlled affiliate, Simply Fit Holdings Group, Inc. The amount owed as of March 31, 2011 was $78,676.

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

NOTE 8 - LEGAL MATTERS

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

NOTE 9 - SUBSEQUENT EVENTS

     The Company received a Notice of Effectiveness from the Securities and Exchange Commission on May 12, 2011 in relation to its Registration Form S-1.

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

RESULTS OF DEVELOPMENT STAGE ACTIVITIES

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

The Company has not had any revenue since its inception on June 1, 2003.

The Company reported a net loss from operations of $46,483 ($0.00 per share) for the three months ended March 31, 2011 compared with a loss from operations of $9,041 ($0.03 per share) for the three months ended March 31, 2010. Operating expenses for the three months ended March 31, 2011 consisted of professional fees of $34,109 and general and administrative expenses of 12,374. Operating expenses for the three months ended March 31, 2010 consisted of $9,041 in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $46,483 and $47,836, respectively, for the three months ended March 31, 2011, a deficit accumulated during development stage of $1,183,776, stockholders' deficiency of $197,630 at March 31, 2011 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. We are a management consulting firm that plans to educate and assist small businesses to improve their management, corporate governance, regulatory compliance and other business processes, with a focus on capital market participation. We intend to generate revenues, with our two or possibly three employees, by providing consulting and educational services to primarily private companies seeking to become publicly traded companies. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2011, we had a nominal amount of cash and are unable to meet our needs as described below. All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $3,000 per quarter for 10-Q quarterly filings and $7,500 per 10-K annual filing. If we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year ended December 31, 2010 that there is substantial doubt about our ability to continue as a going concern over the next twelve months from December 31, 2010. Our poor financial condition could inhibit our ability to achieve our business plan.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the three months ended March 31, 2011, the Company made no changes in the control procedures related to financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 22, 2010, the Company received a Demand Letter from Cort Poyner for payment in the amount of $78,676 which is a liability disclosed in the financial statements, but payable to Simply Fit Holdings Group, Inc., a defunct company. The Company believes the claim by Cort Poyner is without merit.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

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

                             DATAMILL MEDIA CORP.
                             (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)


Date: May 16, 2011           /s/ Vincent Beatty
                             ---------------------------------------------------
                             Vincent Beatty
                             Director, Chief Executive Officer and Chief
                             Financial Officer