Form 10-Q
period 2011-06-30
DATAMILL MEDIA CORP.
filed 2011-08-11
CIK 1315718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2011

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,325,000 shares at August 11, 2011

                              DATAMILL MEDIA CORP.
               (F/K/A SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2011

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  4

         Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and
         December 31, 2010                                                     4

         Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, and for the Period from June 1, 2003
         (Inception) to June 30, 2011 (Unaudited)                              5

         Consolidated Statement of Changes in  Stockholders'  Deficit for
         the Period from June 1, 2003 (Inception) to June 30, 2011
         (Unaudited)                                                           6

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2011 and 2010, and for the Period from June 1, 2003
         (Inception) to June 30, 2011 (Unaudited)                              7

         Notes to Consolidated Financial Statements as of June 30, 2011
         (Unaudited)                                                           8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Plan of Development Stage Activities                             14

Item 4.  Controls and Procedures                                              16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 1A. Risk Factors                                                         17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Default Upon Senior Securities                                       17

Item 4.  Removed and Reserved                                                 17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             17

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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,              December 31,
                                                                           2011                   2010
                                                                       ------------           ------------
                                                                        (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $      5,753           $        370
                                                                       ------------           ------------
      TOTAL CURRENT ASSETS                                                    5,753                    370
                                                                       ------------           ------------

      TOTAL ASSETS                                                     $      5,753           $        370
                                                                       ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                $      8,858           $     21,155
  Due to related party - officer                                             36,686                 31,686
  Due to former related party                                                    --                 78,676
  Advances payable                                                               --                 10,000
  Notes payable                                                                  --                 10,000
                                                                       ------------           ------------
      TOTAL CURRENT LIABILITIES                                              45,544                151,517
                                                                       ------------           ------------
      TOTAL LIABILITIES                                                      45,544                151,517
                                                                       ------------           ------------
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued and outstanding                                                   --                     --
  Common stock, $0.001 par value, 150,000,000 shares authorized,
   15,325,000 and 10,325,000 issued and outstanding at June 30,
   2011 and December 31, 2010, respectively                                  15,325                 10,325
  Additional paid-in capital                                              1,173,341              1,078,341
  Accumulated deficit                                                      (102,520)              (102,520)
  Deficit accumulated during development stage                           (1,125,937)            (1,137,293)
                                                                       ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                           (39,791)              (151,147)
                                                                       ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $      5,753           $        370
                                                                       ============           ============


            See unaudited notes to consolidated financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       For the Period from
                                         For the Three Months Ended        For the Six Months Ended        June 1, 2003
                                                  June 30,                         June 30,               (Inception) to
                                        ----------------------------     -----------------------------       June 30,
                                            2011             2010             2011             2010            2011
                                        ------------     ------------     ------------     ------------    ------------
Revenues                                $        --      $        --      $        --      $        --     $        --
                                        -----------      -----------      -----------      -----------     -----------
OPERATING EXPENSES
  Professional fees                          10,200           26,701           44,309           35,742         244,918
  General and administrative                  3,537            3,195           15,911            3,195         108,421
  Compensation - officer                         --               --               --               --         830,427
                                        -----------      -----------      -----------      -----------     -----------

Total Operating Expenses                     13,737           29,896           60,220           38,937       1,193,836
                                        -----------      -----------      -----------      -----------     -----------

Loss from Operations                        (13,737)         (29,896)         (60,220)         (38,937)     (1,193,836)

OTHER INCOME (EXPENSE):
  Interest expense                           (2,100)              --           (2,100)              --          (2,100)
  Loss on foreign currency exchange              --               --               --               --          (3,677)
  Debt forgiveness income                    73,676               --           73,676               --          73,676
                                        -----------      -----------      -----------      -----------     -----------

Total Other Income                           71,576               --           71,576               --          67,899
                                        -----------      -----------      -----------      -----------     -----------

Net Income (Loss)                       $    57,839      $   (29,896)     $    11,356      $   (38,937)    $(1,125,937)
                                        ===========      ===========      ===========      ===========     ===========

Net Income (Loss) per share
 - Basic and diluted                    $      0.00      $     (0.09)     $      0.00      $     (0.12)    $     (0.82)
                                        ===========      ===========      ===========      ===========     ===========
Weighted Average Shares Outstanding
 - Basic and diluted                     11,696,611          325,000       11,009,306          325,000       1,365,041
                                        ===========      ===========      ===========      ===========     ===========



            See unaudited notes to consolidated financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
           For the Six Months ended June 30, 2011 and the Period from
                   June 1, 2003 (Inception) to June 30, 2011
                                   (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                               Common Stock         Additional                    During         Total
                                           --------------------      Paid-in      Accumulated   Development  Stockholders'
                                           Shares     Par Value      Capital        Deficit        Stage        Deficit
                                           ------     ---------      -------        -------        -----        -------
Balance, June 1, 2003 (Inception)          120,000    $    120     $  120,400      $(102,520)   $        --    $      --

Common stock issued for book rights        102,500         103           (103)            --             --           --
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2003                 222,500         223        102,297       (102,520)            --           --

Contributed officer services                    --          --        100,000             --             --      100,000
Contributed legal services                      --          --          2,500             --             --        2,500
Net loss for the year                           --          --             --             --       (106,211)    (106,211)
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2004                 222,500         223        204,797       (102,520)      (106,211)      (3,711)

Contributed legal services                      --          --          7,500             --             --        7,500
Net loss for the year                           --          --             --             --       (245,365)    (245,365)
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2005                 222,500         223        212,297       (102,520)      (351,576)    (241,576)

Contributed legal services                      --          --          7,500             --             --        7,500
Net loss for the year                           --          --             --             --       (162,106)    (162,106)
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2006                 222,500         223        219,797       (102,520)      (513,682)    (396,182)

Common stock issued for services           100,000         100        392,827             --             --      392,927
Contributed legal services                      --          --          5,000             --             --        5,000
Contributed capital                             --          --        445,719             --             --      445,719
Net loss for the year                           --          --             --             --       (470,860)    (470,860)
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2007                 322,500         323      1,063,343       (102,520)      (984,542)     (23,396)

Contributed officer services                    --          --         15,000             --             --       15,000
Common stock issued for services             2,500           2             (2)            --             --           --
Net loss for the year                           --          --             --             --        (84,466)     (84,466)
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2008                 325,000         325      1,078,341       (102,520)    (1,069,008)     (92,862)

Net loss for the year                           --          --             --             --           (538)        (538)
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2009                 325,000         325      1,078,341       (102,520)    (1,069,546)     (93,400)
                                        ----------    --------     ----------      ---------    -----------    ---------
Common stock issued
 Officer compensation                   10,000,000      10,000             --             --             --       10,000
Net loss for the year                           --          --             --             --        (67,747)     (67,747)
                                        ----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2010              10,325,000    $ 10,325     $1,078,341      $(102,520)   $(1,137,293)   $(151,147)

Common stock issued for cash             5,000,000       5,000         95,000             --             --      100,000
Net income for the six months
 ended June 30, 2011                            --          --             --             --         11,356       11,356
                                        ----------    --------     ----------      ---------    -----------    ---------

Balance, June 30, 2011                  15,325,000    $ 15,325     $1,173,341      $(102,520)   $(1,125,937)   $ (39,791)
                                        ==========    ========     ==========      =========    ===========    =========


            See unaudited notes to consolidated financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              For the Period from
                                                               For the Six Months Ended           June 1, 2003
                                                                       June 30,                  (Inception) to
                                                             ------------------------------         June 30,
                                                                 2011              2010               2011
                                                             ------------      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $     11,356      $    (38,937)      $ (1,125,937)
  Adjustments to reconcile net income (loss) from
   operations to net cash used in operating activities:
     Contributed services                                              --                --            115,000
     Contributed legal services                                        --                --             22,500
     Stock-based compensation                                          --                --            402,927
     Gain on forgiveness of debt                                  (73,676)               --            (73,676)
  Changes in assets and liabilities:
     (Decrease)increase in accounts payable
      and accrued expenses                                        (12,297)            2,301             82,239
     Accrued compensation - officer                                    --                --            322,500
                                                             ------------      ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                             (74,617)          (36,636)          (254,447)
                                                             ------------      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party loans and advances                   45,000            36,636            210,200
  Repayments of related party loans and advances                  (40,000)               --            (45,000)
  Proceeds from notes payable                                      25,000                --             35,000
  Repayments of notes payable                                     (35,000)               --            (35,000)
  Proceeds from advances payable                                       --                --             10,000
  Repayments of advances payable                                  (10,000)               --            (10,000)
  Cash proceeds from sale of common stock                         100,000                --            100,000
  Repayment of due to former related party                         (5,000)               --             (5,000)
                                                             ------------      ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          80,000            36,636            260,200
                                                             ------------      ------------       ------------

NET CHANGE IN CASH                                                  5,383                --              5,753

CASH - beginning of period                                            370                --                 --
                                                             ------------      ------------       ------------

CASH - end of period                                         $      5,753      $         --       $      5,753
                                                             ============      ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $         --      $         --       $         --
                                                             ============      ============       ============
  Income taxes                                               $         --      $         --       $         --
                                                             ============      ============       ============
Non-cash investing and financing activities
  Reduction of liabilities reflected as
   contributed capital                                       $         --      $         --       $    445,719
                                                             ============      ============       ============


            See unaudited notes to consolidated financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  June 30, 2011
                                   (Unaudited)

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

     On June 22, 2011, Datamill Media Sub Corp. was organized in the state of Nevada, as a wholly owned subsidiary of Datamill Media Corp. The principal business of this subsidiary is to act as a merger vehicle for the pending merger with M3X Media, Inc. (see Note 5).

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  June 30, 2011
                                   (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(B) BASIS OF PRESENTATION AND FOREIGN CURRENCY

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. For further information, refer to the audited financial statements and footnotes of the company for the years ending December 31, 2010 and 2009.

     Gains  and  losses  resulting  from  foreign   currency   transactions  are
recognized in operations in the accompanying consolidated financial statements and footnotes in the period incurred.

(C) USE OF ESTIMATES

     In preparing financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods presented. Actual results may differ from these estimates.

     Significant estimates in the periods included in the accompanying consolidated financial statements include an estimate of the deferred tax asset valuation allowance, valuation of shares issued for services, and valuation of contributed services.

(D) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Datamill Media Corp. and its wholly-owned subsidiary, Datamill Media Sub Corp. All material intercompany balances and transactions have been eliminated in consolidation.

(E) CASH EQUIVALENTS

     For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(F) WEBSITE DEVELOPMENT COSTS

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

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  June 30, 2011
                                   (Unaudited)


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(G) STOCK-BASED COMPENSATION

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

(H) PROMOTER CONTRIBUTION AND CONTRIBUTED SERVICES

     The Company accounts for assets provided to the Company by promoters in exchange for capital stock at the promoter's original cost basis. The value of services provided to the Company by its officer was $115,000 for the period from June 1, 2003 (Inception) to June 30, 2011 which was recorded as contributed services.

(I) REVENUE RECOGNITION

     The Company intends on recognizing revenues in accordance with ASC 605-10. Revenue will be recognized when persuasive evidence of an arrangement exists, as services are provided or when product is delivered, and when collection of the fixed or determinable selling price is reasonably assured.

(J) INCOME TAXES

     The Company accounts for income taxes under ASC 740, "Accounting for Income Taxes". Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

     ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN-48 and they had no impact on its financial position, results of operations, and cash flows.

     Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The Company's evaluation was performed for the tax years ended December 31, 2004 through December 31, 2010 for U.S. Federal Income Tax, for the tax years ended December 31, 2004 through December 31, 2010 for the State of Florida Corporate Income Tax, the years which remain subject to examination by major tax jurisdictions as of June 30, 2011.

(K) COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes net loss as currently reported by the Company adjusted for other comprehensive income, net of comprehensive losses. Other comprehensive income for the Company consists of unrealized gains and losses related to the Company's foreign currency cumulative translation adjustment. The comprehensive loss for the periods presented in the accompanying consolidated financial statements was not material.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  June 30, 2011
                                   (Unaudited)


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(L) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     At June 30, 2011 the fair value of current liabilities approximated book value.

(M) NEW ACCOUNTING PRONOUNCEMENTS

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

     During the year ended December 31, 2010, the Company received proceeds totaling $36,686 from the Company's current chief executive officer for general and administrative expenses and repaid $5,000 of the amount during the same period. During the six months ended June 30, 2011, the Company received additional proceeds of $45,000 from the Company's current chief executive officer for general and administrative expenses and repaid $40,000 of the amount during the same period. The net amount of $36,686 is reflected as due to related party-officer on the accompanying June 30, 2011 balance sheet.

NOTE 3 - NOTES AND ADVANCES PAYABLE

     As of December 31, 2010, the Company had two notes payable with unrelated parties. On October 20, 2010, two individuals each loaned the Company $5,000 in exchange for Promissory Notes for the amounts loaned. The notes, with a term of one year, are due on October 19, 2011 and in lieu of interest, restricted shares of the Company's common stock will be issued to the note holders. Upon maturity, the principal amount loaned of $5,000 is due to each note holder and an aggregate amount of 30,000 restricted common stock shares will be issued to the note holders, pursuant to the terms of the notes. The terms of first note state that an amount of 10,000 restricted common stock shares will be issued to the first note holder and the terms of the second note state that 20,000 restricted common stock shares will be issued to the second note holder. Both notes state that the shares are to be issued on or before the maturity date of October 19, 2011. The Company paid the principal amount of $5,000 to each note holder during March of 2011. The Company intends to issue the shares to the note holders prior to the maturity date.These shares have been valued at $.02 per share, the price of stock sold in the Company's recent private placement offering, and has recorded this liability for $600 as accrued interest in the accompanying balance sheet under Accounts payable and accrued expenses.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  June 30, 2011
                                   (Unaudited)


NOTE 3 - NOTES AND ADVANCES PAYABLE (CONTINUED)

     On January 5, 2011, an individual loaned the Company $25,000 in exchange for a Promissory Note bearing interest at 5%. The note, with a term of six months, is due on July 4, 2011 and in lieu of the interest payment, restricted shares of the Company's common stock will be issued to the note holder. Upon maturity, the principal amount loaned of $25,000 is due to the note holder and an aggregate amount of 75,000 restricted common stock shares will be issued to the note holder, pursuant to the terms of the note stated above. In addition, Vincent Beatty, the CEO of the Company, has personally guaranteed the obligations and payment of the note. The Company paid the principal amount of $25,000 to the note holder during June of 2011. The Company intends to issue the shares to the note holder during the third quarter of 2011. These shares have been valued at $.02 per share, the price of stock sold in the Company's recent private placement offering, and has recorded this liability for $1,500 as accrued interest in the accompanying balance sheet under Accounts payable and accrued expenses.

     Advances of $78,676 were advanced to the Company for working capital purposes in prior years. These advances were settled in full by a payment of $5,000 in June 2011. The remaining balance of $73,676 was recorded as debt forgiveness income by the Company.

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

     The Company received a Notice of Effectiveness from the Securities and Exchange Commission on May 12, 2011 in relation to its Registration Form S-1.

     On May 17, 2011, the Company filed a Prospectus with the Securities and Exchange Commission pursuant to Rule 424(b(1). On June 9, 2011, the Company sold out its public offering of 5,000,000 shares of common stock and received $100,000 in proceeds in the offering.

NOTE 5 - GOING CONCERN

     As reflected in the accompanying consolidated financial statements, the Company had net income and net cash used in operations of $11,356 and $74,617, respectively, for the six months ended June 30, 2011 and at June 30, 2011 had a deficit accumulated during development stage of $1,125,937, a stockholders' deficit of $39,791, a working capital deficit of $39,791 and is a development stage company with no operating revenues. These matters raise substantial doubt about the Company's ability to continue as a gong concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. We were a management consulting firm that planned to educate and assist small businesses to improve their management, corporate governance, regulatory compliance and other business processes, with a focus on capital market participation. We now plan to merge with a digital entertainment and multimedia company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  June 30, 2011
                                   (Unaudited)


NOTE 5 - GOING CONCERN (continued)

     On June 22, 2011, Datamill Media Corp. and its wholly-owned subsidiary, Datamill Media Sub Corp., entered into a Merger Agreement with M3X Media, Inc., a Florida corporation ("M3X") located in West Palm Beach, Florida. M3X is a digital entertainment and multimedia company.

     The Merger Agreement is subject to, among other things, (i) completion of due diligence by the parties to the Merger Agreement; (ii) completion of an audit of M3X and delivery to the Company of audited financial statements; (iii) there being no material adverse change in the financial condition, business or prospects of the Company or M3X prior to closing; and (iv) approval of the Merger Agreement by our shareholders. We expect the merger to close no later than August 31, 2011, unless extended by the parties.

     The effect of the merger would be that Datamill Media Sub Corp. would be merged into M3X, with M3X being the "surviving entity" and wholly-owned subsidiary of the Company and the M3X shareholders would own approximately 88.75% of Datamill Media Corp.'s issued and outstanding common stock and the pre-merger Datamill Media Corp. shareholders would own approximately 11.25% of the combined entities. The merger will be accounted for as a reverse recapitalization of M3X.

NOTE 6 - CONCENTRATIONS

     As discussed in Note 1, through the change in ownership of the Company, from August 2007 through 2008, the Company was funded solely by funds totaling $78,676, advanced through a commonly controlled affiliate, Simply Fit Holdings Group, Inc. These advances were settled in full by a payment of $5,000 in June 2011. The remaining balance of $73,676 was recorded as debt forgiveness income by the Company (see note 8).

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

NOTE 8 - LEGAL MATTERS

     On December 22, 2010, the Company received a Demand Letter from an individual for payment in the amount of $78,676, which is a liability disclosed in the consolidated financial statements, but payable to another entity. The Company believed the claim by the individual was without merit and the Company was informed by counsel for the individual that he intends to commence litigation against the Company with respect to his claim.

     During June 2011, the individual decided to settle the claim in full for $5,000 and forgive the remaining balance. The Company paid the individual $5,000 in June and the $73,676 balance of the liability was recorded by the Company as debt forgiveness income (see note 6).

NOTE 9 - SUBSEQUENT EVENTS

     The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements. As discussed in Note 5, Datamill Media Corp. and M3X Media, Inc. are working towards fulfilling the conditions and approvals necessary for the completion of the Merger Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF DEVELOPMENT STAGE ACTIVITIES

FORWARD-LOOKING STATEMENTS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these consolidated financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Consolidated Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

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

PLAN OF OPERATIONS

On June 22, 2011, Datamill Media Corp. and its wholly-owned subsidiary, Datamill Media Sub Corp., entered into a Merger Agreement with M3X Media, Inc., a Florida corporation ("M3X") located in West Palm Beach, Florida. M3X is a digital entertainment and multimedia company.

The Merger Agreement is subject to, among other things, (i) completion of due diligence by the parties to the Merger Agreement; (ii) completion of an audit of M3X and delivery to the Company of audited financial statements; (iii) there being no material adverse change in the financial condition, business or prospects of the Company or M3X prior to closing; and (iv) approval of the Merger Agreement by our shareholders. We expect the merger to close no later than August 31, 2011, unless extended by the parties.

The effect of the merger would be that M3X would be considered to be the "surviving entity" and the M3X shareholders would own approximately 88.75% of Datamill Media Corp.'s issued and outstanding common stock and the pre-merger Datamill Media Corp. shareholders would own approximately 11.25% of the combined entities. A copy of the Merger Agreement is attached as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on June 23, 2011

RESULTS OF DEVELOPMENT STAGE ACTIVITIES

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

The Company has not had any operating revenue since its inception on June 1, 2003.

The Company reported a net loss from operations of $13,737 combined with debt forgiveness income of $73,676 and offset by interest expense of $2,100 to produce net income of $57,839 ($0.00 per share) for the three months ended June 30, 2011 compared with a net loss from operations of $29,896 ($0.09 per share) for the three months ended June 30, 2010. Operating expenses for the three months ended June 30, 2011 consisted primarily of professional fees.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

The Company reported a net loss from operations of $60,220 combined with debt forgiveness income of $73,676 and offset by interest expense of $2,100 to produce net income of $11,356 ($0.00 per share) for the six months ended June 30, 2011 compared with a net loss from operations of $38,937 ($0.12 per share) for the six months ended June 30, 2010. Operating expenses for the six months ended June 30, 2011 consisted primarily of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying consolidated financial statements, the Company had net income and net cash used in operations of $11,356 and $74,617, respectively, for the six months ended June 30, 2011 and at June 30, 2011 had a deficit accumulated during development stage of $1,125,937, a stockholders' deficit of $39,791, a working capital deficit of $39,791 and is a development stage company with no operating revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As discussed in the above Plan of Operations, on June 22, 2011, Datamill Media Corp. and its wholly-owned subsidiary, Datamill Media Sub Corp., entered into a Merger Agreement with M3X Media, Inc., a Florida corporation ("M3X") located in West Palm Beach, Florida. M3X is a digital entertainment and multimedia company. We expect the merger to close no later than August 31, 2011, unless extended by the parties.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of June 30, 2011, we had nominal cash and are able to meet our needs as described below. All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $3,000 per quarter for 10-Q quarterly filings and $7,500 per 10-K annual filing. If we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will own stock in a company that does not provide the necessary disclosures in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the three months ended June 30, 2011, the Company made no changes in the control procedures related to financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 22, 2010, the Company received a Demand Letter from Cort Poyner, an individual, for payment in the amount of $78,676 which is a liability disclosed in the consolidated financial statements, but payable to Simply Fit Holdings Group, Inc., a defunct company. This claim was settled in full by a payment of $5,000 in June 2011. The remaining balance of $73,676 was recorded a debt forgiveness income by the Company.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

None.

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

                             DATAMILL MEDIA CORP.
                             (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)


Date: August 11, 2011        /s/ Vincent Beatty
                             ---------------------------------------------------
                             Vincent Beatty
                             Director, Chief Executive Officer
                             and Chief Financial Officer