Form 10-Q
period 2011-09-30
DATAMILL MEDIA CORP.
filed 2011-11-14
CIK 1315718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                       For the quarter ended September 30, 2011

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

                           4700 Hiatus Road, Suite 252
                                Sunrise, FL 33351
                    (Address of principal executive offices)

                                 (954) 749-0484
                (Issuer's telephone number, including area code)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 262,310,000 shares at November 11, 2011

                              DATAMILL MEDIA CORP.
               (F/K/A SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  4

         Consolidated Balance Sheets as of September 30, 2011 (Unaudited)
         and December 31, 2010                                                 4

         Consolidated  Statements  of  Operations  for the Three and
         Nine Months Ended September 30, 2011 and 2010, and for the Period
         from June 1, 2003 (Inception) to September 30, 2011 (Unaudited)       5

         Consolidated  Statement  of Changes in  Stockholders' Deficit for
         the Period from June 1, 2003  (Inception) to September 30, 2011
         (Unaudited)                                                           6

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2011 and  2010, and for the Period from
         June 1, 2003 (Inception) to September 30, 2011 (Unaudited)            7

         Notes to Consolidated Financial Statements as of
         September 30, 2011 (Unaudited)                                        8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Plan of Development Stage Activities                             16

Item 4.  Controls and Procedures                                              18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 1A. Risk Factors                                                         19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Removed and Reserved                                                 19

Item 5.  Other Information                                                    19

Item 6.  Exhibits                                                             20

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made in our annual and most recent periodic reports as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety, except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business. When used in this quarterly report, the terms the "Company," "we," and "us" refers to Datamill Media Corp. (f.k.a. Smitten Press: Local Lore and Legends, Inc.)

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,          December 31,
                                                                           2011                   2010
                                                                       ------------           ------------
                                                                        (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $        434           $        370
                                                                       ------------           ------------
      TOTAL CURRENT ASSETS                                                      434                    370
                                                                       ------------           ------------

      TOTAL ASSETS                                                     $        434           $        370
                                                                       ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                $      7,680           $     21,155
  Due to related party - officer                                             29,049                 31,686
  Due to former related party                                                    --                 78,676
  Advances payable                                                               --                 10,000
  Notes payable                                                              20,000                 10,000
                                                                       ------------           ------------
      TOTAL CURRENT LIABILITIES                                              56,729                151,517
                                                                       ------------           ------------

      TOTAL LIABILITIES                                                      56,729                151,517
                                                                       ------------           ------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued and outstanding                                                   --                     --
  Common stock, $0.001 par value, 500,000,000 shares authorized,
   153,250,000 and 103,250,000 issued and outstanding at September
   30, 2011 and December 31, 2010, respectively                             153,250                103,250
  Additional paid-in capital                                              1,035,416                985,416
  Accumulated deficit                                                      (102,520)              (102,520)
  Deficit accumulated during development stage                           (1,142,441)            (1,137,293)
                                                                       ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                           (56,295)              (151,147)
                                                                       ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $        434           $        370
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

                                                                                                        For the Period from
                                         For the Three Months Ended        For the Nine Months Ended       June 1, 2003
                                                September 30,                     September 30,           (Inception) to
                                        ----------------------------     -----------------------------     September 30,
                                            2011             2010             2011             2010            2011
                                        ------------     ------------     ------------     ------------    ------------
Revenues                                $        --      $        --      $        --      $        --     $        --
                                        -----------      -----------      -----------      -----------     -----------
OPERATING EXPENSES
  Professional fees                           8,843               --           53,152           35,742         253,761
  General and administrative                  6,861            7,550           22,772           10,745         115,282
  Compensation - officer                         --           10,000               --           10,000         840,427
                                        -----------      -----------      -----------      -----------     -----------

Total Operating Expenses                     15,704           17,550           75,924           56,487       1,209,540
                                        -----------      -----------      -----------      -----------     -----------

Loss from Operations                        (15,704)         (17,550)         (75,924)         (56,487)     (1,209,540)

OTHER INCOME (EXPENSE):
  Interest expense                             (800)              --           (2,900)              --          (2,900)
  Loss on foreign currency exchange              --               --               --               --          (3,677)
  Debt forgiveness income                        --               --           73,676               --          73,676
                                        -----------      -----------      -----------      -----------     -----------

Total Other Income                             (800)              --           70,776               --          67,099
                                        -----------      -----------      -----------      -----------     -----------

Net Income (Loss)                       $   (16,504)     $   (17,550)     $    (5,148)     $   (56,487)    $(1,142,441)
                                        ===========      ===========      ===========      ===========     ===========

Net Income (Loss) per share
 - Basic and diluted                    $     (0.00)     $    (0.00)      $     (0.00)     $     (0.00)    $     (0.06)
                                        ===========      ===========      ===========      ===========     ===========
Weighted Average Shares Outstanding
 - Basic and diluted                    153,250,000       45,008,240      124,690,260       17,220,590      17,870,970
                                        ===========      ===========      ===========      ===========     ===========


            See unaudited notes to consolidated financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
        For the Nine Months ended September 30, 2011 and the Period from
                 June 1, 2003 (Inception) to September 30, 2011
                                   (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                               Common Stock         Additional                    During         Total
                                           --------------------      Paid-in      Accumulated   Development  Stockholders'
                                           Shares     Par Value      Capital        Deficit        Stage        Deficit
                                           ------     ---------      -------        -------        -----        -------
Balance, June 1, 2003 (Inception)        1,200,000    $  1,200      $ 101,320      $(102,520)   $        --    $      --

Common stock issued for book rights      1,025,000       1,025         (1,025)            --             --           --
                                       -----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2003               2,225,000       2,225        100,295       (102,520)            --           --

Contributed officer services                    --          --        100,000             --             --      100,000
Contributed legal services                      --          --          2,500             --             --        2,500
Net loss for the year                           --          --             --             --       (106,211)    (106,211)
                                       -----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2004               2,225,000       2,225        202,795       (102,520)      (106,211)      (3,711)

Contributed legal services                      --          --          7,500             --             --        7,500
Net loss for the year                           --          --             --             --       (245,365)    (245,365)
                                       -----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2005               2,225,000       2,225        210,295       (102,520)      (351,576)    (241,576)

Contributed legal services                      --          --          7,500             --             --        7,500
Net loss for the year                           --          --             --             --       (162,106)    (162,106)
                                       -----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2006               2,225,000       2,225        217,795       (102,520)      (513,682)    (396,182)

Common stock issued for services         1,000,000       1,000        391,927             --             --      392,927
Contributed legal services                      --          --          5,000             --             --        5,000
Contributed capital                             --          --        445,719             --             --      445,719
Net loss for the year                           --          --             --             --       (470,860)    (470,860)
                                       -----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2007               3,225,000       3,225      1,060,441       (102,520)      (984,542)     (23,396)

Contributed officer services                    --          --         15,000             --             --       15,000
Common stock issued for services            25,000          25            (25)            --             --           --
Net loss for the year                           --          --             --             --        (84,466)     (84,466)
                                       -----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2008               3,250,000       3,250      1,075,416       (102,520)    (1,069,008)     (92,862)

Net loss for the year                           --          --             --             --           (538)        (538)
                                       -----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2009               3,250,000       3,250      1,075,416       (102,520)    (1,069,546)     (93,400)
                                       -----------    --------     ----------      ---------    -----------    ---------
Common stock issued
 Officer compensation                  100,000,000     100,000        (90,000)            --             --       10,000
Net loss for the year                           --          --             --             --        (67,747)     (67,747)
                                       -----------    --------     ----------      ---------    -----------    ---------
Balance, December 31, 2010             103,250,000     103,250        985,416       (102,520)    (1,137,293)    (151,147)

Common stock issued for cash            50,000,000      50,000         50,000             --             --      100,000
Net loss for the nine months
 ended September 30, 2011                       --          --             --             --         (5,148)      (5,148)
                                       -----------    --------     ----------      ---------    -----------    ---------

Balance, September 30, 2011            153,250,000    $153,250     $1,035,416      $(102,520)   $(1,142,441)   $ (56,295)
                                       ===========    ========     ==========      =========    ===========    =========

            See unaudited notes to consolidated financial statements

                              DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              For the Period from
                                                               For the Nine Months Ended           June 1, 2003
                                                                     September 30,                (Inception) to
                                                             ------------------------------       September 30,
                                                                 2011              2010               2011
                                                             ------------      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $     (5,148)      $   (56,487)      $ (1,142,441)
  Adjustments to reconcile net loss from operations
   to net cash used in operating activities:
     Contributed services                                              --                --            115,000
     Contributed legal services                                        --                --             22,500
     Stock-based compensation                                          --            10,000            402,927
     Gain on forgiveness of debt                                  (73,676)               --            (73,676)
  Changes in assets and liabilities:
     (Decrease)increase in accounts payable
      and accrued expenses                                        (13,475)            7,301             81,061
     Accrued compensation - officer                                    --                --            322,500
                                                             ------------      ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                             (92,299)          (39,186)          (272,129)
                                                             ------------      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party loans and advances                   45,000            46,686            210,200
  Repayments of related party loans and advances                  (47,637)           (5,000)           (52,637)
  Proceeds from notes payable                                      45,000                --             55,000
  Repayments of notes payable                                     (35,000)               --            (35,000)
  Proceeds from advances payable                                       --                --             10,000
  Repayments of advances payable                                  (10,000)               --            (10,000)
  Cash proceeds from sale of common stock                         100,000                --            100,000
  Repayment of due to former related party                         (5,000)               --             (5,000)
                                                             ------------      ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          92,363            41,686            272,563
                                                             ------------      ------------       ------------

NET CHANGE IN CASH                                                     64             2,500                434

CASH - beginning of period                                            370                --                 --
                                                             ------------      ------------       ------------

CASH - end of period                                         $        434      $      2,500       $        434
                                                             ============      ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $         --      $         --       $         --
                                                             ============      ============       ============
  Income taxes                                               $         --      $         --       $         --
                                                             ============      ============       ============
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Reduction of liabilities reflected as
   contributed capital                                       $         --      $         --       $    445,719
                                                             ============      ============       ============


            See unaudited notes to consolidated financial statements

                               DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  September 30, 2011
                                   (Unaudited)

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

     On August 30, 2007, the Company's controlling shareholder, the Estate of Richard Smitten, through its executor, Kelley Smitten, sold 1,527,000 restricted shares of the Company's common stock held by the estate, which represented 68% of the then outstanding common stock, in a private transaction, to Robert L. Cox in exchange for cash consideration of $600,000 (the "Transaction"). As a result, Robert L. Cox became the Company's controlling shareholder and new CEO. Robert
L. Cox did not engage in any loan transactions in connection with the Transaction, and utilized his personal funds.

     On September 14, 2009, the Company's then controlling shareholder, Carl Feldman (who obtained his controlling interest from Robert Cox in June of 2008 in a private transaction), sold 2,027,000 restricted shares of the Company's common stock held in the name of Mr. Feldman, which represented 62% of the then outstanding common stock, in a private transaction, to Vincent Beatty in exchange for cash consideration of $10,000 (the "Transaction"). As a result, Vincent Beatty became the Company's controlling shareholder. Mr. Beatty engaged in a loan transaction in connection with the above mentioned stock purchase.

     On April 30, 2010, the holders of a majority of the shares of Common Stock of the Registrant acting on written consent elected Vincent Beatty as Director and President of the Company, and Robert Kwiecinski as Director and Secretary of the Company, to serve in said positions until the next Meeting of Shareholders.

     On April 30, 2010, our Board of Directors approved a change in name of the Registrant to DataMill Media Corp., a reverse-split of our Common Stock on the basis of one new share of Common Stock for each one hundred shares of Common Stock held of record at the close of business on June 30, 2010 and an increase in the number of authorized common stock from 50,000,000 shares to 150,000,000 shares. These corporate actions were ratified on April 30, 2010 by holders of a majority of the shares of Common Stock of the Registrant acting on written consent and the Amendment was filed with the State of Nevada on May 7, 2010. The Registrant was notified by Financial Industry Regulatory Authority ("FINRA") that the name and new symbol change of DATAMILL MEDIA CORP. "SPLID" became effective on August 23, 2010. All share and per share data has been retroactively adjusted to reflect the effect of the reverse-split.

     On June 22, 2011, Datamill Media Sub Corp. was organized in the state of Nevada, as a wholly owned subsidiary of Datamill Media Corp. The principal business of this subsidiary was to act as a merger vehicle for the pending merger with M3X Media, Inc. On August 12, 2011, we terminated the Merger Agreement with M3X Media, Inc.

                               DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  September 30, 2011
                                   (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(A) DESCRIPTION OF BUSINESS (continued)

     On August 24, 2011 our Board of Directors (i) approved an amendment to our Articles of Incorporation to increase the authorized shares of our capital stock to 500,000,000 shares and to effect a forward stock split on our issued and outstanding shares of Common Stock on the ratio of 10 shares for one share, subject to shareholder approval; (ii) our Board of Directors set August 24, 2011, as the record date for shareholders entitled to vote on the amendment and the stock split; and (iii) the Company received the written consent in lieu of a special meeting of shareholders from a shareholder holding 10,201,350 shares of our Common Stock representing approximately 66.6% of our total voting stock ("Majority Shareholder"), approving of the Company amending the Articles of Incorporation to increase the number of authorized shares of capital stock to 500,000,000 and effecting the forward stock split described above. These corporate actions were ratified on August 24, 2011 by holders of a majority of the shares of Common Stock of the Registrant acting on written consent and the Amendment was effective with the State of Nevada on August 31, 2011. The Registrant was notified by Financial Industry Regulatory Authority ("FINRA") that the name and new symbol change of DATAMILL MEDIA CORP. "SPLID" became effective on September 19, 2011. All share and per share data has been retroactively adjusted in the accompanying consolidated financial statements and footnotes to reflect the effect of the forward-split.

     On September 2, 2011, Datamill Media Corp. entered into a Share Exchange Agreement with Young Aviation, LLC, a Florida limited liability company ("Young Aviation") located in Sunrise, Florida. When the transaction closed on October 3, 2011, Young Aviation became a wholly-owned subsidiary of Datamill Media Corp. (see Note 5). The Company intends to carry on the business of Young Aviation, LLC as its sole line of business.

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

                               DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  September 30, 2011
                                   (Unaudited)

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

(H) PROMOTER CONTRIBUTION AND CONTRIBUTED SERVICES

     The Company accounts for assets provided to the Company by promoters in exchange for capital stock at the promoter's original cost basis. The value of services provided to the Company by its officer was $115,000 for the period from June 1, 2003 (Inception) to September 30, 2011 which was recorded as contributed services.

(I) REVENUE RECOGNITION

     The Company intends on recognizing revenues in accordance with ASC 605-10. Revenue will be recognized when persuasive evidence of an arrangement exists, as services are provided or when product is delivered, and when collection of the fixed or determinable selling price is reasonably assured.

                               DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  September 30, 2011
                                   (Unaudited)

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

     Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The Company's evaluation was performed for the tax years ended December 31, 2004 through December 31, 2010 for U.S. Federal Income Tax, for the tax years ended December 31, 2004 through December 31, 2010 for the State of Florida Corporate Income Tax, the years which remain subject to examination by major tax jurisdictions as of September 30, 2011.

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

     At September 30, 2011 the fair value of current liabilities approximated Book value.

(M) NEW ACCOUNTING PRONOUNCEMENTS

RECENTLY ISSUED ACCOUNTING STANDARDS

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                               DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  September 30, 2011
                                   (Unaudited)

NOTE 2 - RELATED PARTIES AND ADVANCES PAYABLE

     Office space was provided on a month-to-month basis by the Company's CEO for no charge, through October 3, 2011 (see Note 5). For all periods presented, the value was not material.

     On August 23, 2010, the Company issued 100,000,000 restricted shares of its common stock to its chief executive officer, Vincent Beatty, for services rendered. The shares were valued at $0.0001 per share, a nominal value as there was no evidence of fair value, or $10,000 and expensed immediately as compensation.

     During the year ended December 31, 2010, the Company received proceeds totaling $36,686 from the Company's current chief executive officer for general and administrative expenses and repaid $5,000 of the amount during the same period. During the nine months ended September 30, 2011, the Company received additional proceeds of $45,000 from the Company's current chief executive officer for general and administrative expenses and repaid $47,637 of the amount during the same period. The net amount of $29,049 is reflected as due to related party-officer on the accompanying September 30, 2011 balance sheet.

NOTE 3 - NOTES AND ADVANCES PAYABLE

     As of December 31, 2010, the Company had two notes payable with unrelated parties. On October 20, 2010, two individuals each loaned the Company $5,000 in exchange for Promissory Notes for the amounts loaned. The notes, with a term of one year, were due on October 19, 2011 and in lieu of interest, restricted shares of the Company's common stock will be issued to the note holders. Upon maturity, the principal amount loaned of $5,000 is due to each note holder and an aggregate amount of 300,000 restricted common stock shares will be issued to the note holders, pursuant to the terms of the notes. The terms of first note state that an amount of 100,000 restricted common stock shares will be issued to the first note holder and the terms of the second note state that 200,000 restricted common stock shares will be issued to the second note holder. Both notes state that the shares are to be issued on or before the maturity date of October 19, 2011. The Company paid the principal amount of $5,000 to each note holder during March of 2011. The note holders have agreed with the Company's intention to issue the shares to the note holders during the fourth quarter of 2011. These shares have been valued at $.002 per share, the price of stock sold in the Company's recent private placement offering, and has recorded this liability for $600 as accrued interest in the accompanying balance sheet under Accounts payable and accrued expenses.

     On January 5, 2011, an individual loaned the Company $25,000 in exchange for a Promissory Note bearing interest at 5%. The note, with a term of six months, was due on July 4, 2011 and in lieu of the interest payment, restricted shares of the Company's common stock will be issued to the note holder. Upon maturity, the principal amount loaned of $25,000 is due to the note holder and an aggregate amount of 750,000 restricted common stock shares will be issued to the note holder, pursuant to the terms of the note stated above. In addition, Vincent Beatty, the CEO of the Company, has personally guaranteed the obligations and payment of the note. The Company paid the principal amount of $25,000 to the note holder during June of 2011. The note holder has agreed with the Company's intention to issue the shares to the note holder during the fourth quarter of 2011. These shares have been valued at $.002 per share, the price of stock sold in the Company's recent private placement offering, and has recorded this liability for $1,500 as accrued interest in the accompanying balance sheet under Accounts payable and accrued expenses.

                               DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  September 30, 2011
                                   (Unaudited)

NOTE 3 - NOTES AND ADVANCES PAYABLE (CONTINUED)

     On August 15, 2011, the same individual that loaned the Company $25,000 on January 5, 2011, loaned the Company $20,000 in exchange for a Promissory Note bearing interest at 5%. The note, with a term of six months, is due on February 14, 2012 and in lieu of the interest payment, restricted shares of the Company's common stock will be issued to the note holder. Upon maturity, the principal amount loaned of $20,000 is due to the note holder and an aggregate amount of 400,000 restricted common stock shares will be issued to the note holder, pursuant to the terms of the note stated above. The Company intends to issue the shares to the note holder during the fourth quarter of 2011. These shares have been valued at $.002 per share, the price of stock sold in the Company's recent private placement offering, and has recorded this liability for $800 as accrued interest in the accompanying balance sheet under Accounts payable and accrued expenses.

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

NOTE 4 - STOCKHOLDERS' DEFICIT

     On August 23, 2010, the Company issued 100,000,000 restricted shares of its common stock to its chief executive officer, Vincent Beatty, for services rendered. The shares were valued at $0.0001 per share, a nominal amount since there was no other evidence of fair value of the shares, or $10,000 and expensed immediately as compensation.

     The Company received a Notice of Effectiveness from the Securities and Exchange Commission on May 12, 2011 in relation to its Registration Form S-1.

     On May 17, 2011, the Company filed a Prospectus with the Securities and Exchange Commission pursuant to Rule 424(b(1). On June 9, 2011, the Company sold out its public offering of 50,000,000 shares of common stock and received $100,000 in proceeds in the offering.

NOTE 5 - GOING CONCERN

     As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $5,148 and $92,299, respectively, for the nine months ended September 30, 2011 and at September 30, 2011 had a deficit accumulated during development stage of $1,142,441, a stockholders' deficit of $56,295, a working capital deficit of $56,295 and is a development stage company with no operating revenues. These matters raise substantial doubt about the Company's ability to continue as a gong concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. We were a management consulting firm that planned to educate and assist small businesses to improve their management, corporate governance, regulatory compliance and other business processes, with a focus on capital market participation.

     On September 2, 2011, Datamill Media Corp. entered into a Share Exchange Agreement with Young Aviation, LLC, a Florida limited liability company ("Young Aviation") located in Sunrise, Florida. When the transaction closed on October 3, 2011, Young Aviation became a wholly-owned subsidiary of Datamill Media Corp.

                               DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  September 30, 2011
                                   (Unaudited)

NOTE 5 - GOING CONCERN (CONTINUED)

     Young Aviation is a diversified broker and supplier of parts, products and services to the worldwide aviation, aerospace, government and defense markets. Young Aviation services a broad range of clients such as aircraft leasing companies, major airlines, repair stations, fixed-base operators, and after market suppliers.

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

NOTE 9 - SUBSEQUENT EVENTS

     On September 2, 2011, the Company entered into a Share Exchange Agreement with Young Aviation, LLC, a Florida limited liability company ("Young Aviation") located in Sunrise, Florida. As a condition of the Share Exchange Agreement, on September 19, 2011, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 500,000,000 shares and effected a forward stock split on the basis of ten shares for one share. This Share Exchange Agreement was amended effective September 30, 2011.

     Prior to the closing of the Share Exchange Agreement, the Company had 153,250,000 shares of common stock outstanding on a post forward split basis. As a condition to the closing of the Share Exchange Agreement, Vincent Beatty, our then President, on October 3, 2011, surrendered 67,000,000 (post forward split) shares of common stock held by Mr. Beatty for cancellation and such shares were cancelled by our transfer agent.

                               DATAMILL MEDIA CORP.
               (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  September 30, 2011
                                   (Unaudited)

NOTE 9 - SUBSEQUENT EVENTS (continued)

     On October 3, 2011, the Company acquired 100% of the member's interests of Young Aviation pursuant to the Share Exchange Agreement in exchange for the issuance by the Company of 166,060,000 shares of restricted common stock ("Shares"). Following the closing of the Share Exchange Agreement, the Company had 252,310,000 shares of common stock issued and outstanding. Young Aviation is now a wholly-owned subsidiary of the Company. The Shares were issued to ten individuals with the majority share (165,000,000 shares) issued to Joel A. Young, who is now our President and Chief Executive Officer and our sole Director. None of the Young Aviation members had any prior relationship or affiliation with the Company.

     The Company will account for this transaction as a recapitalization of Young Aviation, LLC, as the members of the LLC obtained a majority interest and management control of the Company. As a recapitalization of Young Aviation, LLC, it is considered the accounting acquirer.

     The Company intends to carry on the business of Young Aviation, LLC as its sole line of business. Young Aviation is a diversified broker and supplier of parts, products and services to the worldwide aviation, aerospace, government and defense markets. Young Aviation services a broad range of clients such as aircraft leasing companies, major airlines, repair stations, fixed-base operators, leasing companies and after market suppliers.

     On October 5, 2011, the Company entered into a one year Consulting Agreement with Colm King to provide the Company with consulting and advisory services in relation to the Company's accounting and compliance requirements in exchange for 5,000,000 shares of the Company's common stock and $60,000, payable at $5,000 per month. These shares have been valued at $.002 per share, the price of stock sold in the Company's recent private placement offering, and will be recorded as a $10,000 prepaid expense to be amortized over the term of this one year agreement.

     On October 5, 2011, the Company engaged the Law Offices of David E. Wise, P.C. as special counsel for a term of one year to provide federal securities advice to the Company and the preparation of required filings in exchange for 5,000,000 shares of the Company's common stock and an annual fee of $60,000, payable at $5,000 per month. These shares have been valued at $.002 per share, the price of stock sold in the Company's recent private placement offering, and will be recorded as a $10,000 prepaid expense to be amortized over the term of this one year agreement.

     On October 19, 2011 (i) the Company's Board of Directors approved an amendment to our Articles of Incorporation to change the name of the Company to "AvWorks Aviation Corp.;" (ii) our Board of Directors set October 19, 2011, as the record date for shareholders entitled to vote on the amendment; and (iii) the Company received the written consent in lieu of a special meeting of shareholders from a shareholder holding 165,000,000 shares of our Common Stock representing approximately 62.9% of our total voting stock ("Majority Shareholder"), approving of the Company amending the Articles of Incorporation to change the name to "AvWorks Aviation Corp." to be effective on November 23, 2011.

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

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share and our shares are quoted on the over-the-counter Bulletin Board at below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

OVERVIEW

We were a Canadian issuer incorporated in Ontario, Canada on January 15, 1990 under the name Creemore Star Printing, Inc. We operated our printing business until 1999, when unfavorable economic conditions caused us to discontinue operations. We changed our name to Smitten Press: Local Lore and Legends, Inc. on July 15, 2003.

On May 8, 2007, we filed Articles of Domestication and Articles of Incorporation with the State of Nevada. We are now a Nevada corporation with 500,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

Subsequent to our name change, we reactivated our business with the following focus:

     *    Refining our business plan
     *    Obtaining and developing necessary rights to sell our products
     *    Developing our website at www.smittenpress.com
     * Preparing to sell products through rack jobbers, or persons who set up and maintain newspaper-style boxes, as well as from our website.

PLAN OF OPERATIONS

On October 3, 2011, the Company acquired 100% of the member's interests of Young Aviation pursuant to the Share Exchange Agreement in exchange for the issuance by the Company of 166,060,000 shares of restricted common stock ("Shares"). Following the closing of the Share Exchange Agreement, the Company had 252,310,000 shares of common stock issued and outstanding. Young Aviation is now a wholly-owned subsidiary of the Company. The Shares were issued to ten individuals with the lion's share (165,000,000 shares) issued to Joel A. Young, who is now our President and Chief Executive Officer and our sole Director. None of the Young Aviation members had any prior relationship or affiliation with the Company.

Young Aviation is a diversified broker and supplier of parts, products and services to the worldwide aviation, aerospace, government and defense markets. Young Aviation services a broad range of clients such as aircraft leasing companies, major airlines, repair stations, fixed-base operators, leasing companies and after market suppliers.

RESULTS OF DEVELOPMENT STAGE ACTIVITIES

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

The Company has not had any operating revenue since its inception on June 1, 2003.

The Company reported a net loss from operations of $15,704 combined with interest expense of $800 to produce a net loss of $16,504 ($0.00 per share) for the three months ended September 30, 2011 compared with a net loss from operations of $17,550 ($0.00 per share) for the three months ended September 30, 2010. Operating expenses for the three months ended September 30, 2011 consisted primarily of professional fees of $8,843 for the attorney and audit firm and $6,861 for accounting services and filing fees relating to the Companies' required filings with regulatory agencies and the work involved with the failed Merger Agreement and Share Exchange Agreement.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

The Company reported a net loss from operations of $75,924 combined with debt forgiveness income of $73,676 and offset by interest expense of $2,900 to produce a net loss of $5,148 ($0.00 per share) for the nine months ended September 30, 2011 compared with a net loss from operations of $56,487 ($0.00 per share) for the nine months ended September 30, 2010. Operating expenses for the nine months ended September 30, 2011 consisted primarily of professional fees of $53,152 for the attorney and audit firm and $22,772 for accounting services and filing fees relating to the Companies' required filings with regulatory agencies and the work involved with the failed Merger Agreement and Share Exchange Agreement.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $5,148 and $92,299, respectively, for the nine months ended September 30, 2011 and at September 30, 2011 had a deficit accumulated during development stage of $1,142,441, a stockholders' deficit of $56,295, a working capital deficit of $56,295 and is a development stage company with no operating revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken, relating to the Share Exchange Agreement with Young Aviation, LLC, provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company was a management consulting firm that planned to educate and assist small businesses to improve their management, corporate governance, regulatory compliance and other business processes, with a focus on capital market participation. Raising capital of $100,000 enabled the Company to finalize the Share Exchange with Young Aviation, LLC, pay required professional expenses and administrative expenses related to regulatory filings and the Share Exchange, satisfy debt that was a burden to the Company and partially reimburse management for the funds loaned to the Company in order to implement its business plan.

As discussed in the above Plan of Operations, on October 3, 2011, the Company acquired 100% of the member's interests of Young Aviation, LLC, pursuant to the Share Exchange Agreement in exchange for the issuance by the Company of 166,060,000 shares of restricted common stock ("Shares"). Following the closing of the Share Exchange Agreement, the Company had 252,310,000 shares of common stock issued and outstanding. Young Aviation is now a wholly-owned subsidiary of the Company and the Company intends to carry on the business of Young Aviation, LLC as its sole line of business. The Shares were issued to ten individuals with the majority share (165,000,000 shares) issued to Joel A. Young, who is now our President and Chief Executive Officer and our sole Director. None of the Young Aviation members had any prior relationship or affiliation with the Company.

Young Aviation is a diversified broker and supplier of parts, products and services to the worldwide aviation, aerospace, government and defense markets. Young Aviation services a broad range of clients such as aircraft leasing companies, major airlines, repair stations, fixed-base operators, leasing companies and after market suppliers.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of
September 30, 2011, we had nominal cash and are able to meet our needs as described below. We will incur certain costs, irrespective of our activities to implement our current business plan, including bank service fees and the costs associated with on-going SEC reporting requirements, estimated to be approximately $30,000 per quarter. If we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will own stock in a company that does not provide the necessary disclosures in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the three months ended September 30, 2011, the Company made no changes in the control procedures related to financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 3, 2011, the Company issued 166,060,000 shares of restricted common stock in connection with the acquisition of Young Aviation, LLC.

On October 5, 2011, the Company issued 5,000,000 shares of restricted common stock to Colm King for his provision of consulting and advisory services related to the Company's accounting and compliance requirements.

On October 5, 2011, the Company issued 5,000,000 shares of restricted common stock to David E. Wise, as special securities counsel to the Company, for his provision of legal advice and services related to the Company's Exchange Act reporting.

Management believes the above shares of Common Stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in any of the above transactions. The Company did not receive any cash proceeds from the issuance of the shares. The certificates evidencing the foregoing shares bore a restrictive legend prohibiting the resale of the underlying shares of common stock unless the shares were registered pursuant to Section 5 of the Securities Act or resold in an exempt transaction under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

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

On August 24, 2011 our Board of Directors (i) approved an amendment to our Articles of Incorporation to increase the authorized shares of our capital stock to 500,000,000 shares and to effect a forward stock split on our issued and outstanding shares of Common Stock on the ratio of 10 shares for one share, subject to shareholder approval; (ii) our Board of Directors set August 24, 2011, as the record date for shareholders entitled to vote on the amendment and the stock split; and (iii) the Company received the written consent in lieu of a special meeting of shareholders from a shareholder holding 10,201,350 shares of our Common Stock representing approximately 66.6% of our total voting stock ("Majority Shareholder"), approving of the Company amending the Articles of Incorporation to increase the number of authorized shares of capital stock to 500,000,000 and effecting the forward stock split described above. These corporate actions were ratified on August 24, 2010 by holders of a majority of the shares of Common Stock of the Registrant acting on written consent and the Amendment was effective with the State of Nevada on August 31, 2011. The Registrant was notified by Financial Industry Regulatory Authority ("FINRA") that the name and new symbol change of DATAMILL MEDIA CORP. "SPLID" became effective on September 19, 2011. All share and per share data has been retroactively adjusted to reflect the effect of the forward-split in the Company's consolidated financial statements and footnotes.

ITEM 6. EXHIBITS

Exhibit Number, Name and/or Identification of Exhibit.

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*     Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
* To be filed by amendment

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DATAMILL MEDIA CORP.
                             (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)


Date: November 14, 2011      /s/ Joel Young
                             ---------------------------------------------------
                             Joel Young
                             Director, Chief Executive Officer and
                             Chief Financial Officer