Form 10-Q/A
period 2011-09-30
DATAMILL MEDIA CORP.
filed 2011-11-17
CIK 1315718

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

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

                             DATAMILL MEDIA CORP.
                             (f/k/a SMITTEN PRESS: LOCAL LORE AND LEGENDS, INC.)


Date: November 17, 2011      /s/ Joel Young
                             ---------------------------------------------------
                             Joel Young
                             Director, Chief Executive Officer and
                             Chief Financial Officer