Form 10-Q/A
period 2011-09-30
AvWorks Aviation Corp
filed 2011-12-16
CIK 1315718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No. 2)

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

                             AvWorks Aviation Corp.
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

This Amendment No. 2 on form 10-Q/A ("Amendment") amends the Quarterly Report on form 10-Q for AvWorks Aviation Corp. (f/k/a Datamill Media Corp.) filed with the SEC on November 14, 2011 ("Original Form 10-Q"), as amended by Amendment No. 1 thereto filed with the SEC on November 17, 2011 ("Amendment No. 1"). This Amendment is being filed in response to Staff comments received on December 9, 2011, and includes paragraph 4(d) to Exhibit 31.1, and to properly reflect that Joel Young is the Chief Executive Officer in the introduction paragraph to
Exhibit 32.1.

No other changes have been made to the Original Form 10-Q, as amended by Amendment No. 1. This Amendment continues to speak as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the financial information disclosures in the Original Form 10-Q.

ITEM 6. EXHIBITS

Exhibit Number, Name and/or Identification of Exhibit.

31.1* Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**    Interactive Data Files pursuant to Rule 405 of Regulation S-K

---------------
*   Filed herewith
**  Previously filed

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AvWorks Aviation Corp.


Date: December 15, 2011      /s/ Joel Young
                             ---------------------------------------------------
                             Joel Young
                             Director, Chief Executive Officer and
                             Chief Financial Officer