Form 10-K
period 2011-12-31
AvWorks Aviation Corp
filed 2012-04-09
CIK 1315718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2011
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ___________

                        Commission File Number 000-27795

                             AVWORKS AVIATION CORP.
             (Exact name of registrant as specified in its charter)

        Nevada                                             98-0427526
(State of Incorporation)                    (I.R.S. Employer Identification No.)


               4700 Hiatus Road, Suite 252, Sunrise, Florida 33351
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (954) 749-0484

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second quarter (June 30, 2011) was approximately $306,500.

As of March 30, 2012, there were 262,037,165 shares of our common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----

                                     PART I

Item 1.  Business                                                             2
Item 1A. Risk Factors                                                        14
Item 1B. Unresolved Staff Comments                                           20
Item 2.  Properties                                                          20
Item 3.  Legal Proceedings                                                   20
Item 4.  Mine Safety Disclosures                                             20

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters and        20
         Issuer Purchases of Equity Securities
Item 6.  Selected Financial Data                                             22
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               22
Item 7A. Quantitative and Qualitative Disclosure About Market Risks          30
Item 8.  Financial Statements and Supplementary Data                         30
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            31
Item 9A. Controls and Procedures                                             32
Item 9B. Other Information                                                   33

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance              33
Item 11. Executive Compensation                                              36
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     37
Item 13  Certain Relationships and Related Transactions, and Director
         Independence                                                        38
Item 14. Principal Accounting Fees and Services                              38

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                             39

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K ("Annual Report"), in particular the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can indentify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "project(s)," (plan(s)," "intend(s)," "expect(s)," "might," may" and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

     Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report. These statements are based on current expectations and current the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company's actual results and financial condition. The reader should consider the following list of general factors that could affect the Company's future results and financial condition.

     Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

     * the success or failure of management's efforts to implement their business strategy;
     * the ability of the Company to raise sufficient capital to meet operating requirements;
     *    the uncertainty of consumer demand for our products and services;
     *    the  ability  of  the  Company  to  compete  with  major   established
          companies;
     * heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
     *    absolute and relative performance of our products and services;
     *    the effect of changing economic conditions;
     * the ability of the Company to attract and retain quality employees and management;
     *    the current global recession and financial uncertainty; and
     * other risks which may be described in future filings with the U.S. Securities and Exchange Commission ("SEC").

     No  assurances  can  be  given  that  the  results   contemplated   in  any
forward-looking statements will be achieved or will be achieved in any particular timetable. We assume no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this Annual Report. The reader is advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.

                                     PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

COMPANY BACKGROUND

     We had been originally incorporated under the laws of Canada on January 15, 1990, under the name "Creemore Star Printing, Inc." We changed our name on June 15, 2003 to "Smitten Press: Local Lore and Legends, Inc." We domesticated in the State of Nevada by filing Articles of Incorporation in Nevada on May 8, 2007, and we were incorporated in the State of Nevada on May 8, 2007, as Smitten
Press: Local Lore and Legends, Inc. On April 30, 2010, our Board of Directors approved a change in our name to DataMill Media Corp., effective at the close of business on June 30, 2010. In June 2011, we completed our initial public offering of 5,000,000 shares of Common Stock and received $100,000 in proceeds from the offering.

     We were a management consulting firm that planned to educate and assist small businesses to improve their management, corporate governance, regulatory compliance and other business processes, with a focus on capital market participation. However, after we completed our initial public offering, we explored a couple of opportunities to acquire operating companies in order to enhance shareholder value. On September 2, 2011, we entered into a Share Exchange Agreement with Young Aviation, LLC. On September 19, 2011, we amended our Articles of Incorporation to (i) increase our authorized capital stock to 500,000,000 shares of Common Stock and (ii) effect a 10 shares for one share forward stock split. On October 3, 2011, we closed the Share Exchange Agreement, which resulted in Young Aviation, LLC becoming a wholly-owned subsidiary. On November 10, 2011, a majority of our shareholders approved a change in our name to AvWorks Aviation Corp., effective November 30, 2011, to reflect our new business focus.

     Young Aviation, founded in 2004, is currently a diversified broker and supplier of parts, components and products to the general aviation and aerospace markets of the U.S., Europe and Asia. "General aviation" is defined as all aviation other than military and scheduled commercial airlines. Over 20% of our sales revenue has been derived from international sales for the period from January 1, 2009 to date.

     Young Aviation services a broad range of clients such as aircraft leasing companies, major airlines, repair stations, fixed-base operators, leasing companies and after market suppliers.

     As a result of the Share Exchange Agreement, the Company acquired Young Aviation and Joel A. Young became the President, Chief Executive Officer and sole Director of the Company on October 3, 2011, when our prior management officials resigned. In addition, as a result of acquiring Young Aviation, we ceased being a "shell company" as that term is defined in Section 12b-2 of the Securities Exchange Act of 1934.

     The acquisition of Young Aviation, considered a reverse merger, resulted in a change in control at the Company and new management decided to abandon our former business of management consulting and focus solely on the business of Young Aviation.

INDUSTRY OVERVIEW

THE AVIATION AND AEROSPACE COMPONENTS AND SERVICES INDUSTRY

     The Aviation and Aerospace Components and Services Industry is a highly regulated market with competitors ranging from privately owned shops to publicly traded multinational conglomerates. Barriers of entry into larger markets and contracts include licensing, government certifications and regulatory approvals. The Federal Aviation Administration ("FAA") under the United States Department of Transportation ("DOT") closely regulates U.S. companies involved in the Aviation Supply chain under Federal Aviation Requirements ("FAR") Title 14.

     Aircraft are on a scheduled cycle that includes maintenance for every one of thousands of individual parts of the plane at least once during the lifetime of the asset. Airlines infrequently keep inventory on-hand, choosing instead to have suppliers like Young Aviation supply parts on demand.

COMPANY OVERVIEW

     Young Aviation operates in the AVIATION SUPPLY CHAIN industry.

     The Company supplies replacement parts for airlines and maintenance organizations in support of companies such as Airbus, Boeing (we are a Boeing-approved supplier), Bombardier, Douglas, and Embraer aircraft, and OEM's (original equipment manufacturer) such as MOOG and L3 Communications.

     Our on-hand parts inventory includes avionics, pumps, valves, starters, wheels, brakes and other items, from top manufacturers like Collins, Garrett, Bendix-King, Sperry-Honeywell, Woodward Governor and B.F. Goodrich. Our inventory covers multiple commercial equipment manufacturers, aircraft platforms and ATA chapters.

     The Company provides assistance with comprehensive aviation supply chain programs for customers. We offer a wide variety of services that range from supplying individual spare parts to assisting customers with the implementation of end-to-end supply chain programs. We maintain a small inventory of new and refurbished parts for many types of aircraft in operation today. Our goal is to help customers reduce costs, increase parts availability and minimize downtime.

     As a diversified broker and supplier of general aviation parts and components, we have the ability to buy and sell a wide variety of commercial aviation parts and components for an array of clients. With our industry access to parts, components and aftermarket goods, we are capable of providing customers with any items they may request. Our distribution and shipment methods are normally direct shipment from our on-hand inventory to customers or direct shipment from our vendors to our customers. With sales of products that require our inspection or labeling, the items are shipped from our vendors to our facility, then from our facility to our customers.

     We strive to offer the highest quality aircraft parts and components to customers. The Company is dedicated to customer service and customer satisfaction through our commitment to responsiveness, quality, reliability and on-time performance. Young Aviation's corporate web site is www.youngaviation.com

MAJOR CUSTOMERS

     We work with major aircraft and engine manufacturers, as well as the component OEMs. With international sales in Singapore, the UK and The Netherlands, we are planning to expand our global distribution capability and our supply chain presence. However, there is no guarantee that we will be able to execute our plan of expanding our global distribution.

     Our customers include industry leaders Boeing, Moog, Woodward, HR Textron and L3 Communications. We are a vendor of general aviation and aerospace parts and components, electromechanical, hydraulic and surplus materials.

     The table below presents domestic, international and total sales for the period from January 1, 2009 to December 31, 2011.

                                                Domestic
                      Total          Total       (U.S.)      Domestic    International     International
Customer              Sales            %          Sales      vs Total        Sales            vs Total
--------              -----          -----        -----      --------        -----            --------
Boeing            $  102,804          9.2%      $ 51,402        4.6%      $ 51,402(1)           4.6%
HR Textron            84,730          7.6%        84,730        7.6%            --
L-3 Comm              98,050          8.8%        98,050        8.8%            --
Moog Aircraft        695,470         62.4%       521,603       46.8%       173,868(2)          15.6%
All Others           134,331         12.0%       134,331       12.0%            --
Total Sales       $1,115,385        100.0%      $890,116       79.8%      $225,270             20.2%

International Customers
(1) BOEING UK LTD and Boeing, Singapore
(2) Moog Holland and Moog Controls, the Netherlands

     With over 20% of our sales revenue derived from international sales, Young Aviation's customers include, but are not limited to, the following companies:

Avolar Aerolineas
Boeing Training and Flight Services
Boeing Commercial Aircraft, Seattle
Boeing Commercial Aircraft, U.K.
Boeing Commercial, Singapore
Cayman Airways Flightstar
Diversified Aero Services
HR Textron
L-3 Communications Integrated Systems
Mid America Aerospace
Mission Support, Inc.
Moog Aircraft Group
Moog Controls, U.K.
Moog Holland Aircraft Services
Southern California Aviation
Texas Aerospace Services
Victorville Aerospace

LICENSING AND CERTIFICATION

     Young Aviation is accredited to FAA Advisory Circular AC 00-56 and TAC 2000 as a result of having successfully completed the TAC 2000 quality control accreditation process under FAA Advisory Circular 00-56. In addition, we are a registered U.S. GSA government contractor.

     The TAC-2000 Quality Assurance Standard was recently accepted by the FAA in September of 1999 for inclusion into Advisory Circular 00-56A which is now approved by the FAA. This standard emphasizes issues such as impartiality, competence, and reliability - all specific to the regulated needs of the aerospace industry.

     The Company's quality control system is designed under the TAC-2000 Quality Assurance Standard to ensure the highest levels of quality for our customer base. Young Aviation operates under the TAC-2000 system and our Quality Manual is designed to assure compliance at all times in order to maintain our Accreditation to Federal Aviation Advisory Circular AC 00-56A and TAC-2000.

     Young Aviation's internal inspection system provides the necessary quality instruments in detail to assure the continuity of inspection responsibility for all of our employees. The Company's inspection forms and procedures provide detailed explanations covering all the necessary elements as prescribed by AC 00-56A.

     The Company has been accredited to FAA Advisory Circular AC 00-56 and TAC 2000 for over three years. The annual cost of renewal is $1,500 each May and the most recent renewal was May of 2011.

     The GSA connects federal purchasers with the most cost-effective and high-quality commercial products and services. The Federal Acquisition Regulation (FAR) requires that federal contractors register in the Central Contractor Registration (CCR) database prior to award of any contract or purchase agreement with the federal government in most procurement situations. All GSA schedule contractors are required to be registered in CCR before award and throughout the life of the contract. Many federal agencies initially use the CCR database to find potential sources for supplies and services.

     The Company's annual cost of being a registered U.S. GSA government contractor is approximately $1,000, consisting of related literature necessary to remain informed and knowledgeable.

     Revenue from government contracts for the year ended December 31, 2010 was $207,734, representing approximately 37% of net sales, compared to the year ended December 31, 2009, in which revenue from government contracts was $78,360, representing approximately 22% of net sales. Revenue from government contracts for the nine month period ended September 30, 2011 was $44,579, representing approximately 25% of net sales.

INDUSTRY RELATIONSHIPS

     Young Aviation has worked with and developed relationships with numerous companies within the aviation industry. Our capabilities have expanded into MRO (maintenance, repair and overhaul) support. We refer customers seeking MRO services to a repair center that we feel best suits their needs. These repair centers have the ability to repair, overhaul and maintain rotable (a component or inventory item that can be repeatedly and economically restored to a fully serviceable condition) and expendable (parts for which no authorized repair procedure exists and/or the cost of repair would exceed cost of its replacement) components for a wide range of government and commercial aircraft.

     In addition to repair centers, we currently conduct business with and have developed relationships with several specialty manufacturers, testing and certification facilities, dismantling companies and general aviation component businesses that we refer our customers to. Referring customers to other reliable companies in our industry has increased our credibility in the industry and companies have reciprocated with customer referrals to us.

BUSINESS DEVELOPMENT - SHORT-TERM GROWTH

     Young Aviation, LLC has identified and outlined four strategic steps for growth in the next twelve months. Our short-term growth is dependent on our ability to raise additional capital as discussed below. There is no assurance that the Company will be able to raise additional capital. We are committed to developing a sustainable business model to successfully expand operations using each of these four steps to meet our corporate goals and provide our customers with quality products and services.

     Four steps for short-term strategic growth:

     *    Capital raise
     *    Recruiting and hiring
     *    Inventory expansion
     *    Broadened licensing and certification

1. CAPITAL RAISE

     The Company has financed operations primarily through cash flows from operations, officer advances, and debt and equity financings. We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for at least the next three months.

         The Company expects to continue to incur capital, inventory, administrative and other expenses. The Company's current monthly "burn rate" is approximately $13,800, which includes aggregate monthly fees of $10,000 for two consultants that are being accrued until funds are available for payment. At December 31, 2011, the aggregate amount of accrued fees due to both consultants was $20,000 and the Company had $24,400 cash on hand. We are in the process of forming a funding strategy to raise approximately $500,000 in order to satisfy loans payable, pay working capital expenses and to fully implement our business plan, which includes recruiting and hiring additional individuals, expanding our inventory and obtaining additional licenses and certifications, as discussed in the Business Development - Short-Term Growth section of the Description of Business. There may be various costs associated with raising additional capital, such as legal fees, printing costs and commissions. We estimate that the various costs could account for up to 10% (ten percent) of the capital raised. If $200,000 is raised, we estimate the associated costs could be $20,000 and if $500,000 is raised, we estimate the associated costs could be $50,000. We have not decided on a funding strategy yet and we have no firm commitments from any investors to date. Our monthly "burn rate" will increase to approximately $17,250 per month if we are successful in raising the approximate $500,000 in funding. The increase of $3,450 in our monthly "burn rate" is estimated to consist of $2,000 in additional salaries, $900 in additional warehouse expense, $317 in additional licensing fees and $233 in additional general and administrative costs. The associated timeframe in which the Company plans to acquire additional capital is by July 2012, as detailed in the below milestones.

     The Company will need to generate significant revenues in order to achieve and maintain profitability. We have not decided on a funding strategy yet and we have no firm commitments from any investors to date. After contacting numerous potential funding resources for a Company such as ours, we are having discussions with private investors, hedge funds and banks that have expressed an interest in providing financing to the Company. Our monthly "burn rate" will increase to approximately $17,250 per month if we are successful in raising the approximate $500,000 in funding. The Company will need to generate significant revenues in order to achieve and maintain profitability. With $24,400 cash on hand at December 31, 2011, if the Company is unable to continue generating income, financing requirements of $202,600 will be necessary to maintain and continue the Company's operations during the next twelve months and to satisfy loans payable of $37,000. Management believes that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for at least the next three months, through March 31, 2012. If the current note holders and consultants demand payment of their notes and fees before additional capital is raised, the Company may have to curtail our operations. The Company's business will be materially and adversely affected if we fail to achieve additional revenues or raise money through funding, if revenues grow more slowly than anticipated or if our operating or capital expenses increase more than expected or cannot be reduced in the event of lower revenues.

         We cannot assure investors that we will be able to receive any additional funding. Our failure to raise additional funding will limit our ability to expand our operations and earn a profit and the Company may have to curtail our operations.

PROPOSED MILESTONES AND USE OF PROCEEDS TO IMPLEMENT OUR SHORT-TERM GROWTH STRATEGY

     The following milestones and use of proceeds are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our short-term growth strategy is based on raising a maximum of $500,000 to be completely funded.

     We plan to complete our milestones as follows. The columns also take into account what we will be able to achieve with $200,000 raised and what we could do if the maximum funding of $500,000 is raised.

             Milestones achievable at the following funding levels:

                $200,000 Capital Raise                                        $500,000 Capital Raise
                ----------------------                                        ----------------------
Capital raising expenses      July 2012         $ 20,000      Capital raising expenses        July 2012     $ 50,000
Working capital               July 2012          180,000      Working capital                 July 2012      244,000
                                                              Two additional hires            July 2012       24,000
                                                              Inventory expansion             July 2012      164,600
                                                              Additional warehouse expense    July 2012       13,600
                                                              Licensing and certification     July 2012        3,800
                                                --------                                                    --------
Total Use of Proceeds                           $200,000      Total Use of Proceeds                         $500,000
                                                ========                                                    ========

     If the Company raises $200,000, $180,000 of the proceeds will be allocated toward the payment of loans payable and working capital expenses for the next twelve months. With a monthly burn rate of $13,800, the annual burn rate is currently $165,600. This required annual amount of $165,600 and the current loans payable balance of $37,000 total $202,600. If the Company is unable to generate sufficient future revenue, $180,000 of the capital raised will be utilized to satisfy current loans payable and working capital expenses.

     If the Company raises $500,000, $244,000 of the proceeds will be allocated toward the payment of loans payable and working capital expenses for the next twelve months. With the monthly burn rate potentially increasing to $17,250, the annual burn rate is projected to be $207,000. This required annual amount of $207,000 and the current loans payable balance of $37,000 total $244,000. If the Company is unable to generate sufficient future revenue, $244,000 will be utilized to satisfy current loans payable and our increased working capital expenses.

     We may also seek to raise additional cash to fund future growth and expansion plans we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. Nor do we have any formal current plans in place to raise additional capital. However we reserve the right to raise additional capital in the future in which case the percentage ownership of our shareholders would be diluted. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

2. RECRUITING AND HIRING

     The Company is dependent on the ability of our President, Joel A. Young, who contributes essential technical and management experience to our business. We also operate with a small number of advisors and consultants and, therefore, have little backup capability for their activities. The Company will be dependent upon Mr. Young to recruit effective management for the Company.

     The Company's growth and profitability depend on operational efficiency, the expansion and enhancement of services, and increasing penetration into new geographic markets. The Company believes that experienced management and corporate personnel are essential to the establishment of long-term growth. Our success will depend to a large degree upon the active participation and continued service of our current officer and employees as well as our ability to identify, hire, and retain additional qualified personnel.

     The Company has identified various individuals to complement our current team. We plan to hire certain individuals with relevant experience to help implement our short-term growth strategy when funds are available. Depending on the amount of funds raised, the Company plans to hire two individuals for sales and marketing. The individuals would each be compensated on a performance basis with commission and a base salary of $12,000 per year. The associated timeframe in which the Company plans to hire additional individuals is by July 2012, as detailed in the above milestones. Management cannot provide any assurances that any industry professionals will be recruited and hired on acceptable terms or at all.

3. INVENTORY EXPANSION

     We have the opportunity to purchase entire inventories, vendor inventories and individual components to expand our parts base and liquid assets. An entire inventory may consist of a few high priced items or a variety of lower priced items. We are buyers for parts and components stock and enjoy a reputation for paying a fair price for surplus, excess material and aircraft for dismantling. We anticipate our customer's needs before they request certain components. If we own the inventory that a customer requests, we have a higher profit margin on the sale, as opposed to paying a vendor a higher price for the item when they are aware of a customer's request.

     We are experienced in locating quality, high-demand rotables and expendables. The Company is focused on strengthening our supply chain and leveraging our financial ability to purchase entire inventories, individual rotable components for Boeing, Airbus, regional and corporate and aircraft, including purchasing aircraft for complete part out.

     The cost of purchasing an entire aircraft for complete "part out" depends on the potential value of the aircraft's salvageable parts, the cost of labor to dismantle the desired parts, the cost of disposing of the stripped aircraft and the status of the seller. It is possible to acquire an aircraft for no cash to the seller, if the seller needs it removed from their premises, in which case our costs are the cost of relocating the aircraft, labor to dismantle and stock the parts we desire and the costs related to the disposal of the stripped aircraft. It is also possible to acquire an aircraft for no cash to the seller, if the seller requests certain parts after dismantling as consideration for the aircraft, leaving us with the balance of parts, related labor and disposal costs. Each transaction involving inventory expansion is unique and depends on our customer's needs, our costs and our potential profit margins.

     Our plans include exploiting certain opportunities that will expand our inventory and strengthen our supply chain position. We may purchase FAA inventory through our current customer base, through airline auctions and direct from suppliers in addition to acquiring inventory through our current customers and auctions. Inventory purchased through auctions is normally paid for in full at the time of transfer. Other inventory purchases may be financed with various terms based on our relationship and credit history with the seller.

     The associated timeframe in which the Company plans to acquire additional inventory is by July 2012, as detailed in the above milestones. If the Company is successful in raising $500,000, we plan to utilize $164,600 or approximately 33% of the capital raised to acquire additional inventory. The inventory we acquire would be inventory we anticipate turning over in a short period of time. With additional capital we can acquire certain inventory at a substantial discount if we pay for the inventory at the time of transfer, as opposed to paying over time. Inventory being purchased may be financed by the seller or through a credit line set up with our bank. We currently do not have a line of credit with any bank. The additional cost associated with financed inventory is the finance charge. Based on experience, management believes that acquiring inventory based on the anticipated needs of our customers will provide higher inventory turnover, less capital tied up in inventory and higher profit margins. Management cannot provide assurances that we will be able to purchase certain inventory at a substantial discount, that we will be able to purchase inventory at any discount or that we will be able to purchase any inventory.

4. BROADENED LICENSING AND CERTIFICATION; REGULATORY REQUIREMENTS

     In order to target market our business further into government supply contracts, to attract larger customers and to increase our overseas presence, we intend to broaden our requisite licensing and update our memberships and industry certifications with the ASA-100, ISO 9001 and AS 9120. The annual cost of the certifications described below that we plan to acquire over the next year is $3,800 and the associated timeframe in which the Company plans to acquire them is by July 2012, as detailed in the above milestones.

     The ASA Accreditation Program (ASAAP) consists of a 36 month self-audit program we perform in order to maintain accreditation based on the ASA-100 Standard. The standard was created to comply with the FAA Advisory Circular (AC) 00-56A, the Voluntary Industry Distributor Accreditation Program. The annual cost of the program is $1,900 or $3,800 for two years.

     ISO 9001:2008 is the standard that provides a set of standardized requirements for a quality management system, regardless of what the user organization does, its size, or whether it is in the private, or public sector. It is the only standard in the family against which organizations can be certified - although certification is not a compulsory requirement of the standard. The annual cost of the ISO 9001:2008 is $950 or $1,800 for two years.

     The AS 9120 Standard is the requirement for a Quality Management System based on AS 9100 which adds 100+ additional requirements that are specific to distributors who carry aircraft components like, fasteners, electronics, gaskets, etc. It helps ensure that they handle the materials properly and track the part from OEM to customer. AS9120 was developed for pass-through distributors of aerospace items and addresses chain of custody, traceability, control and availability of records. The annual cost of the AS 9120 is $950 or $1,800 for two years.

     The AS 9120 is required by Companies that procure parts, materials and assemblies and sell these products to a customer in the aviation, space and defense industries. This includes organizations that procure products and split them into smaller quantities. Management cannot provide assurances that we will be able to acquire any additional certifications.

BUSINESS DEVELOPMENT - LONG-TERM GROWTH

     Young Aviation, LLC has identified and outlined seven strategic steps the Company will consider implementing after twelve months. Management will evaluate our performance during the next twelve months in order to determine the intended path of the Company's long-term growth strategy. Management's reasonable estimates and approximations for the timeframe, milestones, associated costs and capital requirements for our long-term growth will be determined after management performs its evaluation of the next twelve months. The financing and resources are not currently available in order to implement the seven steps listed below. Management cannot provide assurances that we will be able to implement any of the seven steps listed below.

     As a diversified broker and supplier of parts, components and products to the aviation and aerospace markets, we plan to operate across multiple sectors by developing a military supply chain presence and expanding our international vendor and customer base; offer supply chain support services by diversifying our inventory and offering redistribution services; enter into strategic alliances allowing us to offer services that include maintenance, manufacturing, asset management, dismantling, specialty supply and aircraft on ground ("AOG") solutions; and create an e-marketplace presence in order to supply technical data. We are committed to developing a sustainable business model to successfully expand operations to meet our corporate goals and provide our customers with quality services.

     Seven steps for strategic growth:

     *    Recruiting industry professionals
     *    Diversified inventory expansion
     *    Re-distribution services
     *    Strategic alliances
     *    Military supply chain presence
     *    E-marketplace presence
     *    International expansion

1. RECRUITING INDUSTRY PROFESSIONALS

     We plan to locate and hire industry professionals as consultants in a variety of fields. Our consultants will be industry executives, ex-military, government officials and other beneficial individuals that will comprise a small group of seasoned professionals.

     Management's reasonable estimates and approximations for the timeframe, milestones, associated costs and capital requirements for recruiting industry professionals will be determined after management performs its evaluation of the next twelve months. There is no guarantee that any industry professionals will be recruited and hired on acceptable terms or at all.

2. DIVERSIFIED INVENTORY EXPANSION

     The Company plans to offer an extensive line of engine parts, parts management programs and engine sale and leasing options. We may source and purchase harder-to-find components, complete aircraft and specialty parts. In addition, we will have the ability to implement a program of inventory management services for airlines and maintenance organizations.

     Management's reasonable estimates and approximations for the timeframe, milestones, associated costs and capital requirements for our diversified inventory expansion will be determined after management performs its evaluation of the next twelve months. There is no guarantee that the Company will be able to expand and diversify its inventory.

3. RE-DISTRIBUTION SERVICES

     Surplus parts can often be a financial and operational burden for airlines and MROs. Young Aviation intends to provide solutions by marketing, selling and re-distributing surplus inventory on consignment to customers worldwide, while maximizing revenue for the consignors. Our re-distribution and consignment management services will encompass every aspect of the transaction from the moment the surplus material becomes available.

     We intend to sell components of consignors that would provide the consignor with 80% of the revenue and provide the Company with 20% of the revenue from the sale. By providing better service to consignors, we will strive to increase the Company's share of the revenue to 30%. In addition to the described revenue split, we may be able to negotiate a set price that a consignor would receive for an inventory lot with the remainder of revenue and remaining inventory going to the Company.

     Management's reasonable estimates and approximations for the timeframe, milestones, associated costs and capital requirements for our re-distribution services will be determined after management performs its evaluation of the next twelve months. There is no guarantee that the Company will be able to provide re-distribution services.

4. STRATEGIC ALLIANCES

     We plan to formalize strategic alliances with the several specialty manufacturers, repair stations, testing and certification facilities, dismantling companies and general aviation component businesses that we currently work with and refer customers to.

     The strategic alliances will allow us to efficiently expand our operations into additional profitable areas, while giving us the ability to offer our customers additional services to meet their specific repair and maintenance needs and provide them with value added services.

     Management's reasonable estimates and approximations for the timeframe, milestones, associated costs and capital requirements in forming strategic alliances will be determined after management performs its evaluation of the next twelve months. There is no guarantee that any strategic alliances will be completed on acceptable terms or at all.

5. GOVERNMENT SUPPLY CHAIN PRESENCE

     As a registered U.S. GSA government contractor, we plan to increase our supply chain exposure as a potential source for supplies and services.

     Management's reasonable estimates and approximations for the timeframe, milestones, associated costs and capital requirements for increasing our government supply chain presence will be determined after management performs its evaluation of the next twelve months. There is no guarantee that the Company will be able to increase its supply chain exposure.

6. E-MARKET PRESENCE

     We plan on offering our services through an e-marketplace site of aviation-specific technical data and information services providing the Company with aviation-specific technical data and information services. We will decide whether to acquire an existing site or to develop our own site during the first twelve months.

     Management's reasonable estimates and approximations for the timeframe, milestones, associated costs and capital requirements for establishing our e-marketplace presence will be determined after management performs its evaluation of the next twelve months. There is no guarantee that the Company will have an e-marketplace presence at all.

7. EXPANSION OF INTERNATIONAL MARKET

     With over 20% of our sales revenue derived from international sales and our industry contacts, we will begin to implement our growth strategy for Latin America, the Caribbean and Europe through our vendor and customer contacts in those countries. However, at this time, we have no formal strategy and are unable to estimate the time frame or costs to implement our growth strategy for Latin America, the Caribbean and Europe.

     Management's reasonable estimates and approximations for the timeframe, milestones, associated costs and capital requirements for the expansion of our international market will be determined after management performs its evaluation of the next twelve months. There is no guarantee that the Company will expand its international activity or presence.

CURRENT OPERATIONS

     Young Aviation is an aftermarket supplier of aircraft parts and components. Our main office is less than 30 minutes from two international airports, Miami International Airport and Fort Lauderdale/Hollywood International Airport, which enables us to ship parts immediately. We also have relationships with preferred vendors in more than a dozen countries around the world to further expedite our services.

     We warehouse numerous aircraft spares. Additionally, we have an established global network of vendors in order to quickly source parts.

FINANCING

     The Company has financed operations primarily through cash flows from operations, officer advances and debt and equity financings. We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for at least the next three months.

     The Company expects to continue to incur capital, inventory, administrative and other expenses. The Company's current monthly "burn rate" is approximately $13,800, which includes aggregate monthly fees of $10,000 for two consultants that are being accrued until funds are available for payment. At December 31, 2011, the aggregate amount of accrued fees due to both consultants was $20,000 and the Company had $24,400 cash on hand. We are in the process of forming a funding strategy to raise approximately $500,000 in order to satisfy loans payable, pay working capital expenses and to fully implement our business plan, which includes recruiting and hiring additional individuals, expanding our inventory and obtaining additional licenses and certifications, as discussed in the Business Development - Short-Term Growth section of the Description of Business. There may be various costs associated with raising additional capital, such as legal fees, printing costs and commissions. We estimate that the various costs could account for up to 10% (ten percent) of the capital raised. If $200,000 is raised, we estimate the associated costs could be $20,000 and if $500,000 is raised, we estimate the associated costs could be $50,000. We have not decided on a funding strategy yet and we have no firm commitments from any investors to date.

     Our monthly "burn rate" will increase to approximately $17,250 per month if we are successful in raising the approximate $500,000 in funding. The increase of $3,450 in our monthly "burn rate" is estimated to consist of $2,000 in additional salaries, $900 in additional warehouse expense, $317 in additional licensing fees and $233 in additional general and administrative costs. The associated timeframe in which the Company plans to acquire additional capital is by July 2012, as detailed in the below milestones. The Company will need to generate significant revenues in order to achieve and maintain profitability. We have not decided on a funding strategy yet and we have no firm commitments from any investors to date. After contacting numerous potential funding resources for a Company such as ours, we are having discussions with private investors, hedge funds and banks that have expressed an interest Our monthly "burn rate" will increase to approximately $17,250 per month if we are successful in raising the approximate $500,000 in funding. The Company will need to generate significant revenues in order to achieve and maintain profitability. With $24,400 cash on hand at December 31, 2011, if the Company is unable to continue generating income, financing requirements of $202,600 will be necessary to maintain and continue the Company's operations during the next twelve months and to satisfy loans payable of $37,000. Management believes that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for at least the next three months, through March 31, 2012. If the current note holders and consultants demand payment of their notes and fees before additional capital is raised, the Company may have to curtail our operations. The Company's business will be materially and adversely affected if we fail to achieve additional revenues, if revenues grow more slowly than anticipated, if we are unable to obtain additional funding, or if our operating or capital expenses increase more than expected or cannot be reduced in the event of lower revenues.

EMPLOYEES

     As of December 31, 2011, we had one full time regular employee, four full time independent contractors ("contract employees") and no part time employees. We believe that our relations with our employees are good. Our employees are not represented by a union or covered by a collective bargaining agreement. On October 5, 2011, the Company entered into two service agreements for a period of one year. One individual will provide the Company with consulting and advisory services in relation to the Company's accounting and compliance requirements. The second individual will provide federal securities advice to the Company and the preparation of required filings.

     The Company is dependent on the ability of our President, Joel A. Young, who contributes essential technical and management experience to our business. The Company will be dependent upon Mr. Young to recruit effective management for the Company.

COMPETITION

     The Aviation and Aerospace Parts and Components Industries are highly competitive and the Company has numerous competitors in the United States and internationally, most of whom have greater financial and human resources than the Company.

PROPERTIES

     Our corporate offices (750 square feet) and warehouse facility (2,250 square feet) are located at 4700 Hiatus Road, Suite 252, Sunrise, Florida 33351.

HOW TO CONTACT US

     The Company's principal executive offices are located at 4700 Hiatus Road, Suite 252, Sunrise, Florida 33351. Our telephone number is (954) 749-0484.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

     The Company has a diverse customer base and is not dependent on any one customer or limited group of customers. The Company's offerings of products appeal to both the retail and industrial customer base. Through the widespread use of the Company's products, the Company will continue to increase its customer base.

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

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2011 fiscal year. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

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

DEPENDENCE ON KEY EMPLOYEES AND NEED FOR ADDITIONAL MANAGEMENT AND PERSONNEL

      The Company is heavily dependent on the ability of our President, Joel A. Young, who has contributed essential technical and management experience to our business. The Company will be dependent upon Mr. Young to recruit good management for the Company.

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

REPORTS TO SECURITY HOLDERS

      The public may view and obtain copies of the Company's reports, as filed with the Securities and Exchange Commission, at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Additionally, copies of the Company's reports are available and can be accessed and downloaded via the internet on the SEC's internet site at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

     An investment in our Common Stock involves a high degree of risk. Prospective investors should carefully consider the following risk factors and the other information in this Annual Report and in our other filings with the SEC before investing in our Common Stock. Our business and results of operations could be seriously harmed by any of the following risks. You should carefully consider the risks described below, the other information in this Annual Report and the documents incorporated by reference herein when evaluating our Company and our business. If any of the following risks actually occurs, our business could be harmed. In such case, the trading price of our Common Stock could decline and investors could lose all or a part of the money paid for our Common Stock.

RISKS RELATED TO THE COMPANY'S BUSINESS

     IF WE FAIL TO ACHIEVE INCREASED REVENUES OR OBTAIN ADEQUATE FINANCING, OUR BUSINESS COULD BE SERIOUSLY IMPACTED.

     The Company cannot be certain that it will have increased revenues, that our revenues will grow or that we will generate sufficient revenues to achieve profitability. The Company's failure to achieve revenues, significantly increase our revenues or raise adequate and necessary financing would seriously harm our business and operating results. The Company expects to continue to incur capital, inventory, administrative and other expenses. The Company's current monthly "burn rate" is approximately $13,800, which includes aggregate monthly fees of $10,000 for two consultants that are being accrued until funds are available for payment. At December 31, 2011, the aggregate amount of accrued fees due to both consultants was $20,000. We are in the process of forming a funding strategy to raise approximately $500,000 in order to satisfy loans payable, pay working capital expenses and to fully implement our business plan, which includes recruiting and hiring additional individuals, expanding our inventory and obtaining additional licenses and certifications, as discussed in the Business Development - Short-Term Growth section of the Description of Business. We have not decided on a funding strategy yet and we have no firm commitments from any investors to date. Our monthly "burn rate" will increase to approximately $17,250 per month if we are successful in raising the approximate $500,000 in funding. The Company will need to generate significant revenues in order to achieve and maintain profitability. If the Company is unable to continue generating income, financing requirements of $202,600 will be necessary to maintain and continue the Company's operations during the next twelve months and to satisfy loans payable of $37,000. Management believes that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for at least the next three months. If the current note holders and consultants demand payment of their notes and fees before additional capital is raised, the Company may have to curtail operations. The Company's business will be materially and adversely affected if we fail to achieve additional revenues, if revenues grow more slowly than anticipated or if our operating or capital expenses increase more than expected or cannot be reduced in the event of lower revenues.

     IF WE FAIL TO PAY OUR CONSULTANTS WHO PROVIDE SERVICES RELATING TO ACCOUNTING, COMPLIANCE, SECURITIES ADVICE AND PERIODIC REPORTS, THEY MAY DEMAND PAYMENT OR THEY MAY REFUSE TO PROVIDE FUTURE SERVICES UNTIL WE PAY THEIR CONSULTING FEES, IN WHICH CASE, OUR BUSINESS COULD BE SERIOUSLY IMPACTED AS WE WOULD BE UNABLE TO COMPLY WITH OUR REPORTING OBLIGATIONS UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, AND OUR COMMON STOCK COULD BE EXCLUDED FROM THE OVER-THE-COUNTER BULLETIN BOARD AND COULD RESULT IN ONLY A LIMITED MARKET FOR OUR COMMON STOCK.

     On October 5, 2011, the Company entered into two service agreements for a period of one year each. One individual will provide the Company with consulting and advisory services in relation to the Company's accounting and compliance requirements. The second individual will provide federal securities advice to the Company and the preparation of required filings.

     The Company and the two consultants have verbally agreed that the fees are to be accrued until funds are available for payment. At December 31, 2011, the aggregate amount of accrued fees due to both consultants was $20,000. If the consultants demand payment or refuse to perform future services until we pay their consulting fees, our business could be seriously impacted by our inability to comply with our reporting obligations under the Securities Exchange Act of 1934 ("Exchange Act") and compliance with the Sarbanes-Oxley Act of 2002. Due to our limited funds, we may not be able to pay these costs of being a public company and may not be able to file the reports required by the Exchange Act, which could result in our stock being excluded from the Over-The-Counter Bulletin Board and could result in only a limited market for our common stock, resulting in the inability of our investors to sell their shares of our common stock.

     IF WE FAIL TO COLLECT THE ADVANCES RECEIVABLE FROM THE RELATED PARTY OR IF WE HAVE TO PAY THE LOANS PAYABLE TO SHAREHOLDERS PRIOR TO HAVING AVAILABLE FUNDS, OUR BUSINESS COULD BE SERIOUSLY IMPACTED.

     The Company advanced funds under a verbal arrangement and holds an advance receivable in the amount of $20,138, as of September 30, 2011, from the President and Chief Executive Officer of the Company, Joel Young. The non-interest bearing advance amount is due upon request by the Company. In the event that Mr. Young fails to fund his commitment described above, the Company's business may be materially and adversely affected and the Company may have to curtail our operations.

     The Company received loan proceeds from two individuals under verbal arrangements, who subsequently became Company shareholders, for the aggregate amount of $37,000. Rick Klein loaned the Company $6,000 and Olive Waite loaned the Company $31,000. The loans were initiated when the individuals loaned money to the Company to be used for working capital purposes, are unsecured, bear interest at the rate of 5% and are payable upon demand by the lenders. If the current note holders demand payment of their notes and the funds to pay them are not available, the Company's business may be materially and adversely affected and the Company may have to curtail our operations.

     In addition to the above loans payable, there was an amount of $29,049 due to the prior President and Chief Executive Officer of the Company, Vincent Beatty. Prior to the Share Exchange Agreement and resignation of Mr. Beatty on October 3, 2011, Mr. Beatty committed to forgive the $29,049 loan due him. The documents formalizing the forgiveness of funds due Mr. Beatty were formalized by the parties and recorded by the Company.

     OUR ABILITY TO ACHIEVE ANY SIGNIFICANT REVENUE WILL DEPEND ON OUR ABILITY TO ESTABLISH EFFECTIVE SALES AND MARKETING CAPABILITIES.

     Our success is dependent up our ability to effectively and profitably acquire, market and sell our products. If we fail to establish sufficient marketing and sales forces or make alternative arrangements to have our products marketed and sold by others on attractive terms, our ability to enter new or existing markets will be impaired. Our inability to effectively enter these markets would materially and adversely affect our ability to generate significant revenues.

     WE DEPEND HEAVILY ON OUR MANAGEMENT TEAM AND CONSULTANTS AND THE LOSS OF OUR EXECUTIVE OFFICER COULD SIGNIFICANTLY WEAKEN OUR MANAGEMENT EXPERTISE AND ABILITY TO RUN OUR BUSINESS.

     Our business strategy and success is dependent on the skills and knowledge of our management team and consultants. We are highly dependent on Joel A. Young, our President and Chief Executive Officer. We also operate with a small number of advisors and consultants and, therefore, have little backup capability for their activities. The loss of services of one or more members of our management team or advisors could weaken significantly our management expertise and our ability to efficiently run our business. We do not maintain key man life insurance policies on any of our officers.

     OUR CHIEF EXECUTIVE OFFICER HAS NO EXPERIENCE IN MANAGING A PUBLIC COMPANY.

     Our Chief Executive Officer has no experience in managing a public company. The failure of the Company to comply with the filing requirements of the Securities and Exchange Act of 1934, the Sarbanes-Oxley Act or with state blue sky laws could adversely affect the Company, its business and share prices, which could cause investors to lose all or part of their investments in our Common Stock.

     THE MARKETABILITY AND PROFITABILITY OF OUR AIRPLANE PARTS AND PRODUCTS IS SUBJECT TO UNKNOWN ECONOMIC CONDITIONS, WHICH COULD SIGNIFICANTLY IMPACT OUR BUSINESS, FINANCIAL CONDITION, THE MARKETABILITY OF OUR PRODUCTS AND OUR PROFITABILITY.

     The marketability and profitability of our airplane parts and products may be adversely affected by local, regional, national and international economic conditions beyond our control and/or the control of our management, which could significantly impact our business, financial condition, the marketability of our products and our ability to earn a profit. Favorable changes may not necessarily enhance the marketability of our products or our profitability.

     WE ARE VULNERABLE TO THE CURRENT ECONOMIC CRISIS WHICH MAY NEGATIVELY AFFECT OUR PROFITABILITY.

     General aviation and aerospace spending are generally affected by a number of factors including general economic conditions, inflation, interest rates, tax rates, fuel and other energy costs and consumer confidence, generally, all of which are beyond our control. We are currently in a severe worldwide economic recession. Deficit spending by major countries could further exacerbate the worldwide economic climate and may delay or possibly deepen the current recession. Some economic indicators suggest rising energy costs, higher inflation, dwindling consumer confidence and higher taxes. Industrial purchases of our products tend to decline during recessionary periods when disposable revenue is lower and may impact sales of our products. Sudden disruptions in business conditions could result from a terrorist attack similar to the events of September 11, 2001, including attacks, the threat of further attacks or retaliation, war, adverse weather conditions or other natural disasters, such as Hurricane Katrina, pandemic situations or large scale power outages can have a short term or, sometimes, long term impact on spending. Downturns in the economies in which we sell our products or a sudden disruption of business conditions in those economies could adversely affect our business. A worldwide recession or a major nation's debt default could place severe constraints on the ability of all companies, particularly smaller ones, to raise capital, borrow money, operate effectively and profitably and to plan for the future.

     OUR SUCCESS DEPENDS, IN PART, ON THE QUALITY OF OUR PRODUCTS BECAUSE IF OUR PRODUCTS ARE DEFECTIVE OR OTHERWISE FAIL TO MEET OUR CUSTOMERS' AND
DISTRIBUTORS'  STANDARDS,  OUR  CUSTOMER  AND  DISTRIBUTORSHIP  RELATIONS  COULD
SUFFER.

     The aviation parts industry is highly regulated. Our success depends, in part, on the quality of the products we broker to our customers. If our products are found to be defective or if they otherwise fail to meet the U.S. Federal Aviation Administration ("FAA") or our customers' and distributors' standards, our relationships with our customers and distributors could suffer, we could need to recall some of our products, our reputation could be diminished and we could lose market share, any of which could result in a material adverse effect on our business, results of operations and financial condition.

     CONFIDENTIALITY AGREEMENTS WITH EMPLOYEES AND OTHERS MAY NOT ADEQUATELY PREVENT DISCLOSURE OF TRADE SECRETS AND OTHER PROPRIETARY INFORMATION.

     In order to protect our trade secrets, we also rely in part on confidentiality agreements with our employees, consultants, customers, dealers, distributors, suppliers and advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

     WE COULD BE VULNERABLE TO SUPPLY CHAIN INTERRUPTIONS

     Due to the sophisticated nature of the avionics industry and the complexity of the manufacturing of aerospace components, it is likely that the Company could experience interruptions in the supply of our products. If the Company is unable to have a supplier efficiently fix errors or other problems that may be identified, then the Company could experience the loss of or delay in revenues, the loss of customers and credibility, a failure to attract new customers or achieve market acceptance, and increased costs. Any one or more of these results could be very costly and, if not quickly remedied, cause serious harm to the Company's business.

     AS A RESULT OF OUR INTENSELY COMPETITIVE INDUSTRY, WE MAY NOT GAIN ENOUGH MARKET SHARE TO BE PROFITABLE.

     The Company faces competition from other brokers and manufacturers of similar or comparable airplane products. Some of these providers have longer operating histories, name recognition and substantially greater financial, technical and marketing resources than the Company. Some of these providers also have more extensive customer bases, broader customer relationships and industry alliances than the Company, including relationships with some of the Company's potential customers. Increased competition from any of these sources could result in the Company's failure to achieve and maintain adequate customer levels and market share.

     WE MAY NOT BE ABLE TO MANAGE OUR ANTICIPATED GROWTH.

     The Company will apply as required for U.S Federal Aviation Administration ("FAA") and foreign regulatory agency approvals to increase our product offerings and expects to subsequently expand our operations. The associated time frame associated with the application and approvals of the permits and licenses we plan on acquiring is six months with an annual cost of $3,800 to the Company. This growth and the anticipated growth in future operations may place a significant strain on the Company's management systems and resources. The integration of new personnel could result in some disruption to the Company's ongoing operations. The Company will need to continue to improve its financial controls, management controls, reporting systems and procedures while continuing to expand, train and manage its work force. The Company may not obtain sufficient revenues and operating expenses could increase if the Company fails to receive such approvals or if such approvals take longer than anticipated.

     There is approximately $2,500 in annual associated costs relating to the maintenance of our existing permits and licenses. We have not yet acquired additional licenses and permits, which will add approximately $3,800 in additional annual maintenance costs, once they are acquired.

     DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

     The Company has a diverse customer base, but is currently dependent on four customers. Over the past three years, one of the four customers has accounted for approximately 65% of the Company's sales revenue and the additional three customers have accounted for approximately 25% of the sales revenue during the same timeframe. A loss of the largest major customer could result in a material adverse effect on our business, results of operations and financial condition.

     WE ARE SUBJECT TO STRINGENT LICENSING AND REGULATORY REQUIREMENTS.

     The commercial aerospace industry and sale of aircraft components is significantly impacted by Federal Aviation Regulations ("FAR"), regulations under the U.S. Department of Transportation ("DOT") and the U.S. Federal Aviation Administration ("FAA") and Title 14 Aeronautics and Space. If the products we sell do not meet these requirements, the Company could suffer an adverse effect on its operations.

     There is approximately $2,500 in annual associated costs relating to the maintenance of our existing permits and licenses. We have not yet acquired additional licenses and permits, which will add approximately $3,800 in additional annual maintenance costs, once they are acquired.

     The commercial sale and delivery of aerospace and general aviation products involve local, state and federal licenses and permits. There can be no assurances that the Company will be able to obtain such permits and licenses, if required, or that any such permits or licenses will remain effective. Any lapse in the Company's licenses or permits could also adversely affect our operations and financial results.

     IT IS EXTREMELY EXPENSIVE BEING A PUBLIC COMPANY. IN THE EVENT WE ARE UNABLE TO PAY THESE COSTS, THEN OUR SHARE PRICES COULD BE DEPRESSED AND THE MARKET FOR OUR COMMON STOCK COULD BE LIMITED.

     The financial burden of being a public company, which will cost us between $50,000 and $75,000 per year in auditing fees and legal fees to comply with our reporting obligations under the Securities Exchange Act of 1934 and compliance with the Sarbanes-Oxley Act of 2002 will strain our finances and stretch our human resources to the extent that we may have to price our products and services higher than our non-publicly held competitors just to cover the costs of being a public company. Due to our limited funds, we may not be able to pay these costs of being a public company to the extent that we may not be able to file the reports required by the Securities Exchange Act of 1934, which could result in our stock being excluded from the Over-The-Counter Bulletin Board and could result in only a limited market for our common stock.

     DUE TO FINANCIAL CONSTRAINTS AND OUR LIMITED STAFF, THERE ARE MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES.

     As of December 31, 2011, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

     Based upon such evaluation, such person concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements. There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. In the event that we receive sufficient funds for internal operational purposes, we plan to retain the services of additional internal management staff to provide assistance to our current management in monitoring and maintaining our internal controls and procedures.

     BECAUSE JOEL A. YOUNG, OUR PRESIDENT, OWNS 62.9% OF THE TOTAL OUTSTANDING COMMON STOCK AND WILL BE ABLE TO ELECT ALL OF OUR DIRECTORS AND CONTROL OUR OPERATIONS, WHICH COULD DECREASE THE PRICE AND MARKETABILITY OF OUR SHARES.

     We have no committed source of financing. We will likely have to issue additional shares of our Common Stock to fund our operations and to fully implement our plan of operation. If we sell shares of common stock in an offering, our President, Joel A. Young, will still own a majority of the total outstanding common stock. As a result, regardless of the number of shares we sell, Joel A. Young will be able to elect all of our directors and control our operations, which could decrease the price and marketability of our shares.

     OUR SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING, FUND OUR OPERATIONS AND SATISFY OUR OBLIGATIONS THROUGH ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

     We have no committed source of financing. We will likely have to issue additional shares of our Common Stock to fund our operations and to implement our plan of operation. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the 237,962,835 authorized, but unissued, shares of our Common Stock. Future issuances of shares of our Common Stock will result in dilution of the ownership interests of existing shareholders, may further dilute Common Stock book value and that dilution may be material.

     OUR COMMON STOCK IS CONSIDERED TO BE A "PENNY STOCK" AND IS SUBJECT TO COMPLEX PENNY STOCK RULES OF THE SEC AND FINRA.

     Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of our shares to decline.

     Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder, which impose additional sales practice requirements on brokers/dealers who sell our securities in the market. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of our shares to decline.

     FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

     The FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity and liquidity of our Common Stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our Common Stock, which may limit your ability to buy and sell our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2. PROPERTIES.

          Our corporate offices (750 square feet) and warehouse facility (2,250 square feet) are located at 4700 Hiatus Road, Suite 252, Sunrise, Florida 33351.

ITEM. 3 LEGAL PROCEEDINGS.

     We are not subject to any legal proceedings and are not aware of any threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

     Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     As of the date of this Annual Report, the Company's Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "SPLI." The market for the Company's Common Stock is limited, volatile and sporadic and the price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the
Company, general market trends, changes in the supply and demand for the Company's shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company's Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

           Fiscal 2011               High         Low
           -----------               ----         ---
             First Quarter           N/A          N/A
             Second Quarter          " "          " "
             Third Quarter           " "          " "
             Fourth Quarter         0.32          0.08

           Fiscal 2010              High          Low
           -----------              ----          ---
             First Quarter           N/A          N/A
             Second Quarter          " "          " "
             Third Quarter           " "          " "
             Fourth Quarter          " "          " "

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

HOLDERS

     As of March 30, 2012, there were approximately 78 shareholders of record of the Company's Common Stock.

DIVIDENDS

     The Company has not declared any cash dividends with respect to its common stock or preferred stock during the last two fiscal years and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting or that are likely to limit the Company's ability to pay dividends on its outstanding securities.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

     When we acquired Young Aviation on October 3, 2011, we issued an aggregate of 165,787,165 shares of Common Stock to the Members of Young Aviation.

     On October 5, 2011, the Company issued 5,000,000 shares of restricted common stock to Colm J. King for his provision of consulting and advisory services related to the Company's accounting and compliance requirements.

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

CHANGES IN CONTROL

     Prior to closing the Share Exchange Agreement with Young Aviation, Vincent Beatty was the President, Chief Executive Officer, Chief Financial Officer and Director of AvWorks Aviation Corp. (f/k/a Datamill Media Corp.), and Thomas

Hagan was the Secretary and Director. Mr. Beatty was AvWorks Aviation Corp.'s (f/k/a Datamill Media Corp.) majority shareholder with approximately 65.4% of the issued and outstanding Common Stock immediately prior to closing the Share Exchange Agreement.

     Upon closing of the Share Exchange Agreement, AvWorks Aviation Corp. (f/k/a Datamill Media Corp.) issued 165,787,165 shares of Common Stock to the owners of Young Aviation. 165,000,000 of such shares of Common Stock were issued to Joel
A. Young, who is now our majority shareholder with approximately 63% of our issued and outstanding Common Stock.

     Pursuant to the Share Exchange Agreement, Joel A. Young was appointed as our President, Chief Executive Officer, Chief Financial Officer and Director. Following Mr. Young's appointment to these offices, Vincent Beatty and Thomas Hagan resigned from all offices and directorships with the Company.

ISSUER REPURCHASES OF EQUITY SECURITIES

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

     THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF AVWORKS AVIATION CORP. (f/k/a DATAMILL MEDIA CORP.) AND YOUNG AVIATION, LLC, (THE SOLE OPERATIONS OF THE COMPANY AS OF October 3, 2011) FOR YEARS ENDED DECEMBER 31, 2011 AND 2010 SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, AND THE NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING

STATEMENTS AND BUSINESS SECTIONS IN THIS CURRENT REPORT. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

OVERVIEW

     Young Aviation, LLC ("Company"), a Florida limited liability company located in Sunrise, Florida, is a diversified broker and supplier of parts, products and services to the U.S. and International aviation and aerospace markets. Young Aviation services a broad range of clients such as aircraft leasing companies, major airlines, repair stations, fixed-base operators, leasing companies and after market suppliers.

     Founded in 2004, Young Aviation, LLC was organized in the state of Florida on May 10, 2004, the Company services a broad range of commercial clients such as aircraft leasing companies, major airlines, repair stations, leasing companies and after market suppliers.

     Young  Aviation  operates  in  the  AVIATION  SUPPLY  CHAIN  industry,   is
accredited to FAA Advisory Circular AC 00-56, TAC2000 and is a registered U.S. GSA government contractor.

     The Company supplies replacement parts for airlines and maintenance organizations in support of companies such as Airbus, Boeing (we are a Boeing-approved supplier), Bombardier, Douglas, and Embraer aircraft, and OEM's (original equipment manufacturer) such as MOOG and L3 Communications.

     On October 3, 2011, we closed the Share Exchange Agreement, which resulted in Young Aviation, LLC becoming a wholly-owned subsidiary. On November 10, 2011, a majority of our shareholders approved a change in our name to AvWorks Aviation Corp., effective November 30, 2011, to reflect our new business focus.

     The acquisition of Young Aviation, considered a reverse merger, resulted in a change in control at the Company and new management decided to abandon our former business of management consulting and focus solely on the business of Young Aviation.

     The Company's on-hand parts inventory includes avionics, pumps, valves, starters, wheels, brakes and other items, from top manufacturers like Collins, Garrett, Bendix-King, Sperry-Honeywell, Woodward Governor and B.F. Goodrich. Our inventory covers multiple commercial equipment manufacturers, aircraft platforms and ATA chapters.

     The Company provides assistance with comprehensive aviation supply chain programs for customers. We offer a wide variety of services that range from supplying individual spare parts to assisting customers with the implementation of end-to-end supply chain programs. We maintain a small inventory of new and refurbished parts for many types of aircraft in operation today. Our goal is to help customers reduce costs, increase parts availability and minimize downtime.

     The Company has financed operations primarily through cash flows from operations, officer advances, and debt and equity financings. We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for at least the next twelve months.

     The Company expects to continue to incur capital, inventory, administrative and other expenses. The Company's current monthly "burn rate" is approximately $13,800, which includes aggregate monthly fees of $10,000 for two consultants that are being accrued until funds are available for payment. We are in the process of forming a funding strategy to raise approximately $500,000 in order to fully implement our business plan, which includes recruiting and hiring additional individuals, expanding our inventory and obtaining additional licenses and certifications, as discussed in the Business Development - Short-Term Growth section of the Description of Business. There may be various costs associated with raising additional capital, such as legal fees, printing costs and commissions. We estimate that the various costs could account for up to 10% (ten percent) of the capital raised. If $200,000 is raised, we estimate the associated costs could be $20,000 and if $500,000 is raised, we estimate the associated costs could be $50,000. We have not decided on a funding strategy yet and we have no firm commitments from any investors to date. Our monthly "burn rate" will increase to approximately $17,250 per month if we are successful in raising the approximate $500,000 in funding. The associated timeframe in which the Company plans to acquire additional capital is by July 2012, as detailed in the below milestones. The Company will need to generate significant revenues in order to achieve and maintain profitability. There are no additional financing requirements required to maintain and continue the Company's operations during the next twelve months. Management believes that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for at least the next twelve months.

PROPOSED MILESTONES AND USE OF PROCEEDS TO IMPLEMENT OUR SHORT-TERM GROWTH STRATEGY

     The following milestones and use of proceeds are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our short-term growth strategy is based on raising a maximum of $500,000 to be completely funded.

     We plan to complete our milestones as follows. The columns also take into account what we will be able to achieve with $200,000 raised and what we could do if the maximum funding of $500,000 is raised.

             Milestones achievable at the following funding levels:

                $200,000 Capital Raise                                        $500,000 Capital Raise
                ----------------------                                        ----------------------
Capital raising expenses        July 2012       $ 20,000      Capital raising expenses        July 2012     $ 50,000
One additional hire             July 2012         12,000      Two additional hires            July 2012       24,000
Inventory expansion             July 2012        158,760      Inventory expansion             July 2012      408,600
Additional warehouse expense    July 2012          5,440      Additional warehouse expense    July 2012       13,600
Licensing and certification     July 2012          3,800      Licensing and certification     July 2012        3,800
                                                --------                                                    --------
Total Use of Proceeds                           $200,000       Total Use of Proceeds                        $500,000
                                                ========                                                    ========

     We may also seek to raise additional cash to fund future growth an expansion plans we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. Nor do we have any formal current plans in place to raise additional capital. Our CEO, Mr. Young, has verbally committed to fund our short-term growth business development in the amount of $25,000, if required, although we do not have a written agreement with Mr. Young to do so, and the verbal commitment is non-binding on Mr. Young. Therefore, we are not assured that we will receive any or all of Mr. Young's non-binding verbal commitment to loan us up to $25,000. Any decision by Mr. Young to advance funds to the Company will be a personal decision by him in his capacity as a lender to the Company and not as an officer of the Company. In the event that Mr. Young fails to fund his commitment described above, then we may have to delay the implementation our short-term growth business development strategy.

RISKS, UNCERTAINTIES AND TRENDS RELATING TO THE COMPANY AND INDUSTRY

          Aviation and Aerospace spending are generally affected by a number of factors including general economic conditions, inflation, interest rates, tax rates, fuel and other energy costs and consumer confidence, generally, all of which are beyond our control. We are currently in a severe worldwide economic recession. Runaway deficit spending by governments further exacerbates the United States and the worldwide economic climate and may delay or possibly deepen the current recession. Some economic indicators suggest rising energy costs, higher inflation, dwindling consumer confidence and higher taxes. Industrial purchases of our products tend to decline during recessionary periods when disposable revenue is lower and may impact sales of our products. Sudden disruptions in business conditions could result from a terrorist attack similar to the events of September 11, 2001, including attacks, the threat of further attacks or retaliation, war, adverse weather conditions or other natural disasters, such as Hurricane Katrina, pandemic situations or large scale power outages can have a short term or, sometimes, long term impact on spending. Downturns in the economies in which we sell our products or a sudden disruption of business conditions in those economies could adversely affect our business. A worldwide recession or a government debt default could place severe constraints on the ability of all companies, particularly smaller ones, to raise capital, borrow money, operate effectively and profitably and to plan for the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our management's discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid the reader in fully understanding and evaluating this discussion and analysis:

     BASIS OF PRESENTATION - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations of the Company for the Years Ended Decmber 31, 2011 and 2010 have been reflected herein.

     INVENTORIES  -  Inventories,   consisting   primarily  of  airplane  parts,
components and units for sale, are recorded using the average cost method.

     REVENUE RECOGNITION - Revenue on our components and parts are recognized when the units or parts ship to the customer.

     STOCK-BASED COMPENSATION - The Company follows the provisions of ASC 718-20-10 Compensation - Stock Compensation which establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC 718-20-10 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-20-10 provides for, and the Company has elected to adopt the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under ASC 718-20-10 pro forma disclosures.

     COMPREHENSIVE INCOME (LOSS) - FASB ASC Topic 220 (Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME") establishes standards for reporting comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss), as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2009, the FASB issued FASB ASC 825-10-50 and FASB ASC 270 ("FSP 107-1 AND APB 28-1 INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS"), which increases the frequency of fair value disclosures to a quarterly basis instead of on an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity's balance sheet at fair value. FASB ASC 825-10-50 and FASB ASC 270 are effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 825-10-50 and FASB ASC 270 did not have a material impact on results of operations, cash flows, or financial position

     In May 2009, the FASB issued FASB ASC 470 (Staff Position No. APB 14-1 "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)"). FASB ASC 470 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by FASB ASC 470-20-65-1 (paragraph 12 of APB Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT

     ISSUED WITH STOCK PURCHASE WARRANTS"). Additionally, FASB ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FASB ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 470 did not have an effect on our consolidated financial statements.

     In May 2009, the FASB issued FASB ASC 855 (SFAS No. 165, "SUBSEQUENT EVENTS"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have an impact on results of operations, cash flows, or financial position.

     In June 2009, the FASB issued FASB ASC 810 (SFAS No. 167, "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)"). FASB ASC 810 applies to FASB ASC 105 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. The Company does not anticipate the adoption of FASB ASC 810 to have a material impact on results of operations, cash flows, or financial position.

     In June 2009, the FASB issued FASB ASC 860 (SFAS No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO. 140"). FASB ASC 860 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. This statement retains many of the criteria of FASB ASC 860 (FASB 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES") to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement. Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date. Its disclosure requirements, however, apply to transfers that occurred BOTH before and after the effective date. In addition, because FASB ASC 860 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810. The Company does not anticipate the adoption of FASB ASC 860 to have a material impact on results of operations, cash flows, or financial position.

     In August 2009, the FASB issued ASU 2009-05, "MEASURING LIABILITIES AT FAIR VALUE." ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820, "FAIR VALUE MEASUREMENTS AND DISCLOSURES." ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance, October 1, 2009, for the Company. The Company does not anticipate the adoption of ASU 2009-05 to have a material impact on results of operations, cash flows, or financial position.

     In October 2009, the FASB ratified FASB ASC 605-25 (the EITF's final consensus on Issue 08-1, "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES"). FASB ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted on a prospective or retrospective basis. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

     In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary," which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, "Consolidations," and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets. This guidance was effective on January 1, 2010. The Company adopted this guidance and it did not have an effect on the accompanying financial statements.

     In January 2010, the FASB issued ASU No. 2010-01, "Accounting for Distributions to Shareholders with Components of Stock and Cash," which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, "Equity," and ASC 260, "Earnings Per Share." This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The application of the requirements of this guidance had no effect on the accompanying financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, "Improving Disclosures About Fair Value Measurements." Effective January 1, 2010, ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories and the reasons for such transfers, and also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about valuation techniques and inputs used for recurring and nonrecurring Level 2 and Level 3 fair value measurements. The Company adopted this amendment during fiscal year 2010, which resulted in additional disclosures in the Company's consolidated financial statements. Effective in fiscal years beginning after December 15, 2010, ASU 2010-06 also requires Level 3 disclosure of purchases, sales, issuances and settlements activity on a gross rather than a net basis.

     The FASB issued Accounting Standards Update (ASU) No. 2010-20. DISCLOSURES ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND THE ALLOWANCE FOR CREDIT LOSSES, on July 21, 2010, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables. This guidance is effective for interim and annual periods ending on or after December 15, 2010. There was no material impact on the Company's consolidated financial position, results of operations or cash flows.

     The CONSOLIDATION TOPIC OF THE FASB ASC 810 provides a new accounting provision regarding the consolidation of variable interest entities ("VIEs"). The new accounting provision modifies the existing quantitative guidance used in determining the primary beneficiary of a VIE by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and
(ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Additionally, the accounting provision requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that triggers a reassessment of whether an entity is a VIE. The new accounting update became effective for the Company on July 1, 2010. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

     In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standard)." ASU 2011-04 attempts to improve the comparability of fair value measurements disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. Amendments in ASU 2011-04 clarify the intent of the application of existing fair value measurement and disclosure requirements, as well as change certain measurement requirements and disclosures. ASU 2011-04 is effective for the Company beginning January 1, 2012 and will be applied on a prospective basis. We do not believe that the adoption of ASU 2011-04 will have a material effect on our consolidated financial statements.

     In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." ASU 2011-05 changes the way other comprehensive income ("OCI") appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders' equity. Any reclassification between OCI and net income will be presented on the face of the financial statements. ASU 2011-05 is effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 will not impact the measurement of net income or other comprehensive income.

     A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, the Company's management has not determined whether implementation of such proposed standards would be material to its financial statements.

RESULTS OF OPERATIONS OF THE COMPANY

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2011 AND 2010

     NET SALES. Net sales for the years ended December 31, 2011 and 2010 were $ 209,433 and $551,426, respectively, representing a 62% decrease in sales.

     COST OF SALES. Cost of sales for the year ended December 31, 2011 was $116,823 on net revenue of $209,433, representing 56% of net sales, compared to the year ended December 31, 2010, in which cost of sales was $383,997 on net revenue of $551,426, representing 70% of net sales.

     GROSS PROFIT. Gross profit for the year ended December 31, 2011 was $92,610, providing a gross profit margin of 44% compared to gross profit for year ended December 31, 2010 of $167,429, providing a gross profit margin of 30%.

     OPERATING EXPENSES. Our operating expenses consist of selling and marketing expenses and general and administrative expenses. For the year ended December 31, 2011, total operating expenses were $151,726, representing 72% of net sales. For the year ended December 31, 2010, total operating expenses were $115,116, representing 21% of net sales.

     Selling and marketing expenses for the year ended December 31, 2011 were $11,368, representing more than 5% of net sales, compared to the year ended December 31, 2010 in which selling and marketing expenses were $4,016, representing less than 1% of net sales.

     General and administrative expenses for the year ended December 31, 2011 were $140,358, representing 67% of net sales, compared to the year ended December 31, 2010 in which general and administrative expenses were $111,100, representing 20% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

     Net cash used in operating activities was $54,842 for the year ended December 31, 2011, compared with net cash provided by operating activities of $36,912 for the year ended December 31, 2010. The net cash used in or provided by operating activities for both years is mainly attributable to the net loss or the net income each year.

     There was no cash provided by or used in investing activities for the years ended December 31, 2011 and 2010.

     Net cash provided by financing activities was $51,882 for the year ended December 31, 2011 and was primarily from loan payable proceeds. Net cash used in financing activities was $16,100 for the year ended December 31, 2010 primarily from member distributions.

CAPITAL RESOURCES

     The Company has financed operations primarily through cash flows from operations, officer advances, and debt and equity financings. We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for at least the next twelve months.

     The Company expects to continue to incur capital, inventory, administrative and other expenses. The Company's current monthly "burn rate" is approximately $13,800, which includes aggregate monthly fees of $10,000 for two consultants that are being accrued until funds are available for payment. We are in the process of forming a funding strategy to raise approximately $500,000 in order to fully implement our business plan, which includes recruiting and hiring additional individuals, expanding our inventory and obtaining additional licenses and certifications, as discussed in the Business Development - Short-Term Growth section of the Description of Business. We have not decided on a funding strategy yet and we have no firm commitments from any investors to date. Our monthly "burn rate" will increase to approximately $17,250 per month if we are successful in raising the approximate $500,000 in funding. The Company will need to generate significant revenues in order to achieve and maintain profitability. There are no additional financing requirements required to maintain and continue the Company's operations during the next twelve months. Management believes that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for at least the next twelve months. The Company's business will be materially and adversely affected if we fail to achieve additional revenues, if revenues grow more slowly than anticipated or if our operating or capital expenses increase more than expected or cannot be reduced in the event of lower revenues.

     We may also seek to raise additional cash to fund future growth and expansion plans we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing. We currently do not have any binding commitments for additional financing, although our current plans in place to raise additional capital are by offering equity financing. However we reserve the right to raise additional capital in the future in which case the percentage ownership of our shareholders would be diluted. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS

          We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations and cash flows.

          The following table summarizes our contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

PAYMENTS DUE BY PERIOD

                                         Less than    1-3        3-5       5
                               Total      1 year     Years      Years    Years +
                               -----      ------     -----      -----    -------
Contractual Obligations:
  Operating Leases (1)       $ 28,424    $ 17,916   $10,508    $    --   $    --
  Services Agreements (2)     120,000     120,000        --         --        --
                             --------    --------   -------    -------   -------

     Totals:                 $148,424    $137,916   $10,508    $    --   $    --
                             ========    ========   =======    =======   =======

----------
(1) Operating Leases -- The Company has been leasing corporate offices and Warehouse facilities in Sunrise, Florida since 2006. Commencing May 23, 2011 the Company began leasing additional warehouse space. The current lease, including the additional warehouse space, is valid through January 31, 2013 at the monthly charge of $1,493 and can be renewed by the parties prior to the termination.
(2) Services Agreements -- On October 5, 2011, the Company entered into two agreements for a period of one year at an annual aggregate charge of $120,000. One individual will provide the Company with consulting and advisory services in relation to the Company's accounting and compliance requirements at the monthly charge of $5,000. The second individual will provide federal securities advice to the Company and the preparation of required filings at the monthly charge of $5,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements and supplementary data may be found beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

DISMISSAL OF SALBERG & COMPANY, P.A.. AS THE REGISTRANT'S INDEPENDENT AUDITOR.

     Effective November 25, 2011, the Company notified its principal independent
auditor,   Salberg  &  Company,   P.A.  of  Boca  Raton,  Florida  (the  "Former
Accountant") of our decision to change principal independent auditors.

     The Former Accountant's report on the Company's financial statements for the fiscal years ended December 31, 2010 and 2009, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

     The Former Accountant's report on the Company's financial statements for the fiscal years ended December 31, 2010, and 2009, contained a separate paragraph stating "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 in the accompanying financial statements, the Company had a net loss and net cash used in operating activities of $67,747 and $51,316, respectively, and had minimal activity or operations in 2010 and had a deficit accumulated during the development stage of $1,137,293, a working capital deficit of $151,147 and stockholders' deficit of $151,147 at December 31, 2010 and is a development stage company with no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

     During the Company's fiscal years ended December 31, 2010 and 2009, and the nine month period ended September 30, 2011, and through November 25, 2011, which preceded this change of independent auditors, there were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the Former Accountant, would have caused the Former Accountant to make reference to the subject matter thereof in its reports. During the Company's fiscal years ended December 31, 2010 and 2009, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K of the SEC's rules and regulations).

     The change in auditor was recommended and approved by the Company's Board of Directors effective November 25, 2011.

ENGAGEMENT OF HARRIS F. RATTRAY, CPA AS THE REGISTRANT'S INDEPENDENT AUDITOR.

     The Company engaged Harris F. Rattray, CPA of Pembroke Pines, Florida (the "New Accountant") to serve as the independent registered accounting firm responsible for auditing the Company's financial statements for the fiscal year ending December 31, 2011.

     The change in auditor was recommended and approved by the Company's Board of Directors effective November 25, 2011.

     During the Company's fiscal years ended December 31, 2010 and 2009, and the nine month period ended September 30, 2011, and through November 25, 2011, neither the Company nor anyone on behalf of the Company consulted the New Accountant regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and the New Accountant did not provide a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, (2) any matter that was either the subject of a disagreement with the Former Accountant on accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of the Former Accountant, would have caused the Former Accountant to make reference to the matter in their report, or a "reportable event" (as described in paragraph
(a)(1)(v) of Item 304 of Regulation S-K of the SEC's rules and regulations).

     The Company decided to change its independent registered public accounting firm in order to garner expected cost savings due to the New Accountant's familiarity with the business of Young Aviation, LLC.

     On September 2, 2011, the Company entered into a Share Exchange Agreement with Young Aviation, LLC, a Florida limited liability company ("Young Aviation") located in Sunrise, Florida. On October 3, 2011, the Company acquired 100% of the members' interests of Young Aviation, pursuant to the Share Exchange Agreement. The acquisition of Young Aviation, considered a reverse merger, resulted in a change in control at the Company and new management decided to abandon the former business and focus solely on the business of Young Aviation.

     The New Accountant issued a report on Young Aviation's financial statements for the fiscal years ended December 31, 2010 and 2009, dated September 30, 2011, and completed a review of the interim period for the six months ended June 30, 2011, dated September 30, 2011, for the Board of Directors of Young Aviation. The New Accountant's report for the fiscal years ended December 31, 2010 and 2009 and six month review of Young Aviation were included in the Company's Form 8-K filed with the SEC on October 4, 2011. In addition, the New Accountant completed a review of the interim period for the nine months ended September 30, 2011, dated November 22, 2011, for the Board of Directors of Young Aviation. The New Accountant's report for the fiscal years ended December 31, 2010 and 2009 and nine month review of Young Aviation were included in the Company's Amendment No. 1 to Form 8-K filed with the SEC on November 25, 2011.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

     Commencing with our Annual Report for the 2011 fiscal year, we will be required to maintain "disclosure controls and procedures." The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Commencing with our Annual Report for the 2011 fiscal year, our management will be responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     At December 31, 2011, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

     This Annual Report does not include an attestation report of the Company's registered public accounting firm due to the Company's lack of capital to hire the required personnel and a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     We did not change our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Our executive officers are elected by the board of directors and serve at the discretion of the board. Our current director serves until the next annual members meeting or until his successor has been duly elected and qualified. Effective October 3, 2011, in connection with the closing of the Share Exchange Agreement with Young Aviation, Vincent Beatty, our former President, Chief Executive Officer, Chief Financial Officer and Director, and Thomas Hagan, our former Secretary and Director, resigned their respective offices, and Joel A. Young was appointed as our President, Chief Executive Officer, Chief Financial Officer and sole Director. The following table sets forth certain information regarding our current director and executive officer:

     Name                         Position                            Since
     ----                         --------                            -----
Joel A. Young        President, Chief Executive Officer,         October 3, 2011
                     Chief Financial Officer and Director

     Certain biographical information of our director and officer is set forth below.

JOEL A. YOUNG, CEO

     Joel A. Young is the founder of Young Aviation. Mr. Young was elected to our Board of Directors on October 3, 2011, and was appointed to the offices of President, Chief Executive Officer and Chief Financial Officer on the same date. Mr. Young, age 39, began his career in the as a supply chain manager for Hubair in Sunrise, Florida, in 1998, managing the Delta, KLM, Lufthansa and British Airways accounts for the company until 2002. He then managed the MRO facility for Aircraft Systems in Miami, Florida until 2004 when he formed Young Aviation LLC, which he has successfully operated since. He was a Series 7 registered representative for Gateway Financial Group in Boca Raton, Florida from 1993 to 1996. He studied Business Management at Florida Atlantic University in Boca Raton, FL.

DIRECTOR QUALIFICATIONS

     We do not have a formal policy regarding director qualifications. Our sole Director, Joel A. Young, has been working in the aviation supply chain since 1998, and has been running Young Aviation, LLC, our wholly-owned subsidiary, since 2004. Mr. Young is very knowledgeable about airplane equipment, parts and brokerage. In the opinion of Joel A. Young, our President, sole Director and majority shareholder, he has sufficient business experience and integrity to carry out the Company's plan of operations. Prior to becoming the Chief Executive Officer of the Company in October 2011, Mr. Young had no experience as a director of a publicly-held company. However, Mr. Young recognizes that he will have to rely on professional advisors, such as attorneys and accountants with public company experience, to assist with compliance with Exchange Act reporting and corporate governance.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Except as described below, during the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)  was  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

          (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

          (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

     (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph
          (3) (i), above, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission to have violated a federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated;

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

     (7) was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to any alleged violation of:

          i.   Any Federal or State securities or commodities law or regulation;
               or

          ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

          iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     (8) was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), and registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C.1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ABSENCE OF INDEPENDENT DIRECTORS

     We do not have any independent directors and are unlikely to be able to recruit and retain any independent directors due to our small size and limited financial resources.

AUDIT COMMITTEE FINANCIAL EXPERT

     Although we have not established an Audit Committee, the functions of the Audit Committee are currently carried out by our Board of Directors.

CODE OF BUSINESS CONDUCT AND ETHICS

     On February 13, 2012, we adopted a Code of Business Conduct and Ethics applicable to our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Our Code of Business Conduct and Ethics was designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is posted on our website at http://www.avworksaviation.com in the "Governance" section. We also intend to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Business Conduct and Ethics in the "Governance" section of our website.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company to our executive officers and directors of the Company for services rendered during the periods indicated. The Company did not compensate any of its officers or directors during the fiscal year ended December 31, 2009. The information in the table below relating to Joel A. Young represents compensation paid to Mr. Young by Young Aviation (and not AvWorks Aviation Corp. (f/k/a Datamill Media Corp.)) during such periods.

     Name and                                                   Stock        All Other
Principal Position           Year     Salary($)    Bonus($)    Awards($)   Compensation($)   Total($)
------------------           ----     ---------    --------    ---------   ---------------   --------
Joel A. Young:               2011     $     0       $   0      $     0        $     0        $     0
President, Chief             2010     $20,000       $   0      $     0        $16,180        $36,180
Executive Officer,           2009     $     0       $   0      $     0        $33,190        $33,190
Chief Financial Officer
and Director

Vincent Beatty:              2011     $    0        $   0      $     0        $    0         $     0
Chief Executive Officer,     2010     $    0        $   0      $10,000(1)     $    0         $10,000
President, Chief Financial   2009     $    0        $   0      $     0        $    0         $     0
Officer and Director

----------
(1) The Company issued 10,000,000 restricted shares of its common stock for services rendered, calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The shares were valued at $0.001 per share or $10,000.

     We do not have any employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin to attain profitable operations.

     The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

STOCK OPTION AND OTHER COMPENSATION PLANS

     The  Company   currently  does  not  have  a  stock  option  or  any  other compensation plan for its executive officers or directors and has never had such a plan in the past.

COMMITTEES OF THE BOARD OF DIRECTORS

     We do not currently have an audit committee or a compensation committee.

COMPENSATION OF DIRECTORS

     Our directors do not receive any direct compensation for their service on our board of directors. Any future director compensation will be determined by our compensation committee, once it is chartered.

COMPENSATION DISCUSSION AND ANALYSIS

There is currently no compensation policy in place for officers or directors of the Company. The policy will be addressed when the Company has raised sufficient income to warrant a policy.

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

INDEMNIFICATION

     Under our Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of her position, if she acted in good faith and in a manner she reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which she is to be indemnified, we must indemnify her against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     In so far as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to Nevada law or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of March 30, 2012, information regarding the ownership of our Common Stock by:

     *    certain persons who own more than 5% of our Common Stock
     *    each of our directors and each of our executive officers; and
     *    all directors and executive officers as a group.

     Each person has sole voting and investment power with respect to the shares of Common Stock shown, except as otherwise noted.

                                     Amount and Nature
     Name and Address of               of Beneficial
     Beneficial Owner                Ownership Number(1)        Percent(1)
     ----------------                -------------------        ----------
     Joel A. Young (2)                  165,000,000                62.9%

     Vincent Beatty (3)                  25,201,350                 9.6%

     All officers and directors         165,000,000                62.9%
      as a group (1 person)

----------
(1) The numbers and percentages set forth in these columns are based on 262,037,165 shares of Common Stock outstanding as of March 30, 2012. The number and percentage of units beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any equity securities as to which the holder has sole voting power or investment power and also any shares that the holder has the right to acquire within 60 days.
(2) Mr. Young's address is 4700 Hiatus Road, Suite 252, Sunrise, FL 33351. (3) Mr. Beatty's address is 1205 Hillsboro Mile, Suite 203, Hillsboro Beach, FL 33062.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require investor approval.

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

     The Company advanced funds under a verbal arrangement and holds an advance receivable of approximately $20,000, as of September 30, 2011, from Joel A. Young, the President and Chief Executive Officer of the Company. The advance amount is due upon request by the Company. In addition, the Company received loan proceeds from two individuals under verbal arrangements, who subsequently became Company shareholders, for the aggregate amount of $37,000, as of September 30, 2011. The loans were initiated when the individuals loaned money to the Company to be used for working capital purposes, are unsecured and bear interest at the rate of 5% and are due upon demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     The Company has renewed the engagement of Harris F. Rattray, CPA to serve as the independent accounting firm responsible for auditing our financial statements for the fiscal year ended December 31, 2011.

     (1) Audit Fees. During the fiscal year ended December 31, 2011, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2011, was $18,600. During the fiscal year ended December 31, 2010, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2010, was $9,600.

     (2) Audit-Related Fees. During fiscal years ended December 31, 2011 and 2010, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1) above.

     (3) Tax Fees. Our auditors did not provide tax compliance, tax advice, or tax planning advice during the fiscal years ended December 31, 2011 and 2010.

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

     During the 2011 and 2010 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a)  (1) Financial Statements

          Financial statements for AvWorks Aviation Corp. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

     (a)  (2) Financial Statement Schedule

          Financial Statement Schedule for AvWorks Aviation Corp. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

     (a)  (3) See the "Index to Exhibits" set forth below.

     (b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.                    Document Description
-----------                    --------------------
2.1 Share Exchange Agreement dated September 2, 2011, by, between and among AvWorks Aviation Corp. (f/k/a Datamill Media Corp.), Young Aviation, LLC and Members of Young Aviation, LLC [Incorporated by reference to Exhibit 2.1 to the Company's Amendment No. 3 of Current Report on Form 8-K filed with the Commission on January 25, 2012].

2.1.1 Amendment to Share Exchange Agreement effective as of September 30, 2011, by and between AvWorks Aviation Corp. (f/k/a Datamill Media Corp.) and Young Aviation, LLC [Incorporated by reference to
              Exhibit 10.3 to the Company's Current Report on form 8-K filed with the Commission on October 4, 2011].

3.1           Articles of  Incorporation  [Incorporated  by reference to Exhibit
              3.1 to the Company's form S-1 registration statement, Registration No. 333-172010].

3.1.1 Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada, effective September 19, 2011 [Incorporated by reference to Exhibit 3.1.1 to the Company's Current Report on Form 8-K filed with the Commission on October 4, 2011].

3.1.2 Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada, changing name to AvWorks Aviation Corp. effective November 23, 2011 [Incorporated by reference to Exhibit 3 (i) to the Company's Current Report on Form 8-K filed with the Commission on November 30, 2011].

3.2 Bylaws [Incorporated by reference to Exhibit 3.2 to the Company's Form S-1 registration statement (Registration No. 333-172010)].

10.1 Promissory Note dated January 5, 2011, payable to Jablonski Family, LLLP [Incorporated by reference to Exhibit 10.1 to the Company's Form S-1 registration statement (Registration No. 333-172010)].

10.2          Security  and Pledge  Agreement  dated  January  4, 2011,  between
              Vincent Beatty and Jablonski Family, LLLP [Incorporated by reference to Exhibit 10.2 to the Company's Form S-1 registration statement (Registration No. 333-172010)].

10.3 Material Terms of Verbal Agreement with Joel A. Young Re: $25,000 Loan to the Company [Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on November 25, 2011].

10.4 Material Terms of Verbal Agreement with Olive Waite Re: $31,000 Loan to the Company [Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Commission on November 25, 2011].

10.5 Material Terms of Verbal Agreement with Rick Klein Re: $6,000 Loan to the Company [Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the Commission on November 25, 2011].

10.6 Agreement to Engage Colm J. King, as Consultant dated October 5, 2011, by and between AvWorks Aviation Corp. (f/k/a Datamill Media Corp.) and Colm J. King [Incorporated by reference to Exhibit 10.7 to the Company's Amendment No. 2 of Current Report on Form 8-K filed with the Commission on December 21, 2011].

10.7 Engagement Agreement dated October 5, 2011, by and between AvWorks Aviation Corp. (f/k/a Datamill Media Corp.) and Law Offices of David E. Wise, P.C. [Incorporated by reference to Exhibit 10.8 to the Company's Amendment No. 2 of Current Report on Form 8-K filed with the Commission on December 21, 2011].

10.8 Management Advisory Agreement dated December 19, 2011, by and between AvWorks Aviation Corp. and Precision Aircraft Dismantling, LLC [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 19, 2011].

10.9 Lease Agreement dated January 24, 2006, by and between Hiatus commerce center, as lessor, and Joel Young and Young Aviation, LLC, as lessee [Incorporated by reference to Exhibit 10.9 to the Company's Amendment No. 3 of Current Report on Form 8-K filed with the Commission on January 25, 2011].

10.10 First Addendum to lease dated January 24, 2006, between Hiatus Commerce Center, as lessor, and Young Aviation LLC, as lessee [Incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 3 of Current Report on Form 8-K filed with the Commission on January 25, 2011].

14*           Code of Business Conduct and Ethics Adopted February 13, 2012

21*           Subsidiaries

31.1*         Certification of Principal Executive Officer Pursuant to 18 U.S.C.
              Section 1350

31.2*         Certification of Principal Financial Officer Pursuant to 18 U.S.C.
              Section 1350

32.1*         906 Certification of Principal Executive Officer

32.2*         906 Certification of Principal Financial Officer

----------
* Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AvWorks Aviation Corp.


Dated: April __, 2012                     /s/ Joel A. Young
                                          --------------------------------------
                                     By:  Joel A. Young
                                     Its: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: April 9, 2012                      /s/  Joel A. Young
                                          --------------------------------------
                                     By:  Joel A. Young
                                     Its: President, Chief Executive Officer and
                                          Director
                                          (Principal Executive Officer)
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                             AVWORKS AVIATION CORP.
                          (F/K/A DATAMILL MEDIA CORP.)

                                                                            Page
                                                                            ----

INDEX TO FINANCIAL STATEMENTS                                                F-1

Report of Independent Registered Accounting Firm                             F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010                 F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2011 and 2010                                                   F-4

Consolidated Statement of Changes in Stockholders' Deficit for the
Years Ended December 31, 2011 and 2010                                       F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2011 and 2010                                                   F-6

Notes to Consolidated Financial Statements as of December 31, 2011           F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
AvWorks Aviation Corp.
Sunrise, Florida

I have audited the accompanying consolidated balance sheets of AvWorks Aviation Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AvWorks Aviation Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.


/s/ Harris F. Rattray, CPA
----------------------------------
Harris F. Rattray, CPA
Pembroke Pines, Florida
April 5, 2012

                             AVWORKS AVIATION CORP.
                                 BALANCE SHEETS

                                                                               As of December 31,
                                                                     -----------------------------------
                                                                         2011                   2010
                                                                     ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $      4,123           $      7,083
  Accounts receivable                                                      19,030                  2,585
  Inventory                                                                45,100                     --
  Advances receivable - related party                                      20,138                 24,920
  Other current assets                                                      3,653                  1,431
                                                                     ------------           ------------
      TOTAL CURRENT ASSETS                                                 92,044                 36,019
                                                                     ------------           ------------

Property and equipment, net                                                 5,000                  7,000
                                                                     ------------           ------------

      TOTAL ASSETS                                                   $     97,044           $     43,019
                                                                     ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                              $     39,581           $     11,141
  Notes payable                                                            76,000                 51,000
                                                                     ------------           ------------
      TOTAL CURRENT LIABILITIES                                           115,581                 62,141
                                                                     ------------           ------------

      TOTAL LIABILITIES                                                   115,581                 62,141
                                                                     ------------           ------------
STOCKHOLDERS' DEFICIT
  Preferred stock, 0.001 par value, 10,000,000 shares
   authorized,  none issued and outstanding                                    --                     --
  Common stock, 0.001 par value, 500,000,000 shares
   authorized,  262,037,165 and 153,250,000 issued and
   outstanding at December 31, 2011 and 2010, respectively                262,037                153,250
  Additional paid-in capital                                              989,896              1,035,516
  Accumulated deficit during development stage                         (1,208,666)            (1,208,666)
  (Accumulated deficit) retained earnings                                 (61,804)                   778
                                                                     ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                         (18,537)               (19,122)
                                                                     ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $     97,044           $     43,019
                                                                     ============           ============


   The accompanying notes are an integral part of these financial statements.

                             AVWORKS AVIATION CORP.
                            STATEMENTS OF OPERATIONS

                                                      For the Years Ended
                                                           December 31,
                                               -----------------------------------
                                                   2011                   2010
                                               ------------           ------------
Sales                                          $    209,433           $    551,426

Cost of Sales                                       116,823                383,997
                                               ------------           ------------

Gross Profit                                         92,610                167,429
                                               ------------           ------------

Operating expenses
  Selling and marketing expenses                     11,368                  4,016
  General and administrative expenses               140,358                111,100
                                               ------------           ------------
Total operating expenses                            151,726                115,116
                                               ------------           ------------

Income (loss) from operations                       (59,116)                52,313

Other expense
  Interest expense                                   (3,466)               (18,611)
                                               ------------           ------------
Total other expense                                  (3,466)               (18,611)
                                               ------------           ------------

Net income (loss)                              $    (62,582)          $     33,702
                                               ============           ============
Net Income (Loss) per share
 - Basic and diluted                           $      (0.00)          $       0.00
                                               ============           ============
Weighted Average Shares Outstanding
 - Basic and diluted                            174,429,802            153,250,000
                                               ============           ============


   The accompanying notes are an integral part of these financial statements.

                             AVWORKS AVIATION CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

                                                                                  Defict
                                                                                Accumulated                      Total
                                           Common Stock         Additional        During                     Stockholders'
                                       --------------------       Paid-in       Development    Accumulated      Equity
                                       Shares        Amount       Capital          Stage         Deficit       (Deficit)
                                       ------        ------       -------          -----         -------       ---------
BALANCE AT DECEMBER 31, 2009        153,250,000     $153,250     $1,035,516     $(1,208,666)    $(16,743)      $(36,643)
                                    -----------     --------     ----------     -----------     --------       --------

Net income                                   --           --             --              --       33,702         33,702

Distributions                                --           --             --              --      (16,181)       (16,181)
                                    -----------     --------     ----------     -----------     --------       --------

BALANCE AT DECEMBER 31, 2010        153,250,000      153,250      1,035,516      (1,208,666)         778        (19,122)
                                    -----------     --------     ----------     -----------     --------       --------
Common stock cancelled pursuant
 to Share Exchange Agreement        (67,000,000)     (67,000)        67,000              --           --             --

Common stock issued pursuant
 to Share Exchange Agreement        165,000,000      165,000       (165,000)             --           --             --

Common stock issued for Offering        167,165          167         21,833              --           --         22,000

Common stock issued for services     10,000,000       10,000             --              --           --         10,000

Common stock issued for
 conversion of Notes Payable            620,000          620         30,380              --           --         31,000

Interest payment by shareholder              --           --            167              --           --            167

Net loss                                     --           --             --              --      (62,582)       (62,582)
                                    -----------     --------     ----------     -----------     --------       --------

BALANCE AT DECEMBER 31, 2011        262,037,165     $262,037     $  989,896     $(1,208,666)    $(61,804)      $(18,537)
                                    ===========     ========     ==========     ===========     ========       ========


   The accompanying notes are an integral part of these financial statements.

                              AVWORKS AVIATION, LLC
                            STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended
                                                                        December 31,
                                                               ---------------------------
                                                                 2011               2010
                                                               --------           --------
Cash flows from operating activities:
  Net Income (Loss)                                            $(62,582)          $ 33,702
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Common stock issued for services                            10,000                 --
     Common stock issued for notes payable conversion            31,000                 --
     Interest paid by shareholder                                   167                 --
     Depreciation                                                 2,000              2,000
  Changes in operating assets and liabilities
     Increase in accounts receivable                            (16,445)            (2,585)
     Increase in inventory                                      (45,100)                --
     Increase in other assets                                    (2,222)                --
     Increase in accrued expenses                                28,011              2,245
     Increase in accrued interest payable                           329              1,550
                                                               --------           --------

Net cash provided by (used in) operating activities             (54,842)            36,912
                                                               --------           --------
Cash flows from investing activities:

Net cash provided by investing activities                            --                 --
                                                               --------           --------
Cash flows from financing activities:
  Member distributions                                               --            (16,180)
  Contribution by member                                            100                 --
  Officer advance receivable decrease                             4,782                 80
  Notes payable converted to common stock                       (31,000)                --
  Proceeds from stock sales                                      22,000                 --
  Proceeds from loans payable                                    56,000                 --
                                                               --------           --------

Net cash provided by (used in) financing activities              51,882            (16,100)
                                                               --------           --------

Net (decrease) increase in cash                                  (2,960)            20,812

Cash, beginning of period                                         7,083            (13,729)
                                                               --------           --------

Cash, end of period                                            $  4,123           $  7,083
                                                               ========           ========
Supplemental cash flow information:
  Interest paid                                                $  1,500           $     --
                                                               ========           ========
  Income taxes paid                                            $     --           $     --
                                                               ========           ========
  Non-cash investing and financing activities                  $     --           $     --
                                                               ========           ========


   The accompanying notes are an integral part of these financial statements.

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2011 and 2010

Note 1 - Nature and Description of Business

We had been originally incorporated under the laws of Canada on January 15, 1990, under the name "Creemore Star Printing, Inc." We changed our name on June 15, 2003 to "Smitten Press: Local Lore and Legends, Inc." We domesticated in the State of Nevada by filing Articles of Incorporation in Nevada on May 8, 2007, and we were incorporated in the State of Nevada on May 8, 2007, as Smitten
Press: Local Lore and Legends, Inc. On April 30, 2010, our Board of Directors approved a change in our name to DataMill Media Corp., effective at the close of business on June 30, 2010. In June 2011, we completed our initial public offering of 5,000,000 shares of Common Stock and received $100,000 in proceeds from the offering.

We were a management consulting firm that planned to educate and assist small businesses to improve their management, corporate governance, regulatory compliance and other business processes, with a focus on capital market participation. However, after we completed our initial public offering, we explored a couple of opportunities to acquire operating companies in order to enhance shareholder value. On September 2, 2011, we entered into a Share Exchange Agreement with Young Aviation, LLC. On September 19, 2011, we amended our Articles of Incorporation to (i) increase our authorized capital stock to 500,000,000 shares of Common Stock and (ii) effect a 10 shares for one share forward stock split. On October 3, 2011, we closed the Share Exchange Agreement, which resulted in Young Aviation, LLC becoming a wholly-owned subsidiary. On November 10, 2011, a majority of our shareholders approved a change in our name to AvWorks Aviation Corp., effective November 30, 2011, to reflect our new business focus.

Young Aviation, founded in 2004, is currently a diversified broker and supplier of parts, components and products to the general aviation and aerospace markets of the U.S., Europe and Asia. "General aviation" is defined as all aviation other than military and scheduled commercial airlines. Over 20% of our sales revenue has been derived from international sales for the period from January 1, 2009 to date.

Young Aviation services a broad range of clients such as aircraft leasing companies, major airlines, repair stations, fixed-base operators, leasing companies and after market suppliers.

As a result of the Share Exchange Agreement, the Company acquired Young Aviation and Joel A. Young became the President, Chief Executive Officer and sole Director of the Company on October 3, 2011, when our prior management officials resigned. In addition, as a result of acquiring Young Aviation, we ceased being a "shell company" as that term is defined in Section 12b-2 of the Securities Exchange Act of 1934.

The acquisition of Young Aviation, considered a reverse merger, resulted in a change in control at the Company and new management decided to abandon our former business of management consulting and focus solely on the business of Young Aviation.

The Company accounted for the share exchange transaction as a recapitalization of Young Aviation, LLC, as the members of the LLC obtained a majority interest and management control of the Company. As a recapitalization of Young Aviation, LLC, it is considered the accounting acquirer.

The Company is carrying on the business of Young Aviation, LLC as its sole line of business. Young Aviation is a diversified broker and supplier of parts, products and services to the worldwide aviation, aerospace, government and defense markets. Young Aviation services a broad range of clients such as aircraft leasing companies, major airlines, repair stations, fixed-base operators, leasing companies and after market suppliers.

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies

This summary of significant accounting policies is provided to assist the reader in understanding the Company's financial statements. The financial statements and notes thereto are representations of the Company's management. The Company's management is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Basis of Presentation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for complete financial statements.

Use of estimates - In preparing financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods presented. Actual results may differ from these estimates.

Significant estimates in the periods included in the accompanying consolidated financial statements include an estimate of the deferred tax asset valuation allowance, valuation of shares issued for services, and valuation of contributed services.

Principles of Consolidation - The consolidated financial statements include the accounts of AvWorks Aviation Corp. (f/k/a Datamill Media Corp.) as of the date the Share Exchange Agreement closed, October 3, 2011, and its wholly-owned subsidiary, Young Aviation, LLC. All material intercompany balances and transactions have been eliminated in consolidation. All financial and related data has been retroactively adjusted in the accompanying consolidated financial statements and footnotes to reflect the effect of the recapitalization of Young Aviation and the presentation of consolidated historical financial data.

The acquisition of Young Aviation, considered a reverse merger, resulted in a change in control at the Company and new management decided to abandon our former business of management consulting and focus solely on the business of Young Aviation. The Company accounted for the share exchange transaction as a recapitalization of Young Aviation, LLC, as the members of the LLC obtained a majority interest and management control of the Company. As a recapitalization of Young Aviation, LLC, it is considered the accounting acquirer.

Reclassifications - Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Cash Equivalents - For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Website Development Costs - In accordance with ASC 350-50, formerly EITF Issue No. 00-2, the Company accounts for its website in accordance with ASC 350-40, formerly Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" "SOP 98-1".

ASC 350-40 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage. The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years.

Stock-Based Compensation - The Company follows the provisions of ASC 718-20-10 Compensation - Stock Compensation which establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC 718-20-10 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-20-10 provides for, and the Company has elected to adopt the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under ASC 718-20-10 pro forma disclosures.

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition - The Company intends on recognizing revenues in accordance with ASC 605-10. Revenue will be recognized when persuasive evidence of an arrangement exists, as services are provided or when product is delivered, and when collection of the fixed or determinable selling price is reasonably assured.

Income Taxes - The Company accounts for income taxes under ASC 740, "Accounting for Income Taxes". Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The Company's evaluation was performed for the tax years ended December 31, 2004 through December 31, 2011 for U.S. Federal Income Tax, for the tax years ended December 31, 2004 through December 31, 2011 for the State of Florida Corporate Income Tax, the years which remain subject to examination by major tax jurisdictions as of December 31, 2011.

Comprehensive Income (Loss) - Comprehensive income (loss) includes net loss as currently reported by the Company adjusted for other comprehensive income, net of comprehensive losses.
Other comprehensive income for the Company consists of unrealized gains and losses related to the Company's foreign currency cumulative translation adjustment. The comprehensive loss for the periods presented in the accompanying consolidated financial statements was not material.

Fair Value of Financial Instruments - ASC 825-10, formerly Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

At December 31, 2011 the fair value of current liabilities approximated book value.

New Accounting Pronouncements - Recently Issued Accounting Standards - Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Accounts Receivable - The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products and services and generally factors the receivable amount on terms of immediately receiving 80% of the invoice amount from the factor upon shipment and the remaining 20% upon collection by the factor from the customer. The Company is charged financing fees on late payments and a nominal factoring fee by the factor. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection. At December 31, 2011, management deemed that certain accounts receivable may not be fully collectible and that a bad debt reserve in the amount of $2,050 was required.

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Property and Equipment - Property and equipment are stated at historical cost, which consists of the net book value of the assets carried on the prior company's books. Depreciation is computed over the estimated useful lives of the assets using the straight-line method generally over a 3 to 5-year period. Leasehold improvements will be amortized on the straight-line method over the life of the related lease. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations. Depreciation expense for property and equipment is recorded as either cost of goods sold or general and administrative expense, depending on the use of the assets.

Impairment of Long Lived Assets - The Company evaluates its long-lived assets for impairment, in accordance with FASB ASC 360-10, when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations. No such impairment to the carrying amount of long-lived assets was indicated at December 31, 2011.

Shipping and Handling Costs - The Company includes shipping and handling costs that are billed to our customers in revenue and the actual costs incurred for shipping and handling are included in costs of goods sold in accordance with the provisions of FASB ASC 605-45-45-20. The related costs are considered necessary to complete the revenue cycle.

Selling and Marketing Expenses - Selling and marketing expenses are expensed as incurred. These expenses were $11,368 and $4,016, respectively, for the years ended December 31, 2011 and 2010 and consisted of the following:

                                                     2011                2010
                                                   --------            --------
Advertising fees                                   $    602            $    265
Promotional travel                                    6,152               2,646
Marketing recruitment and materials                   4,614               1,105
                                                   --------            --------
Total Selling and Marketing Expenses               $ 11,368            $  4,016
                                                   ========            ========

General and Administrative Expenses - General and administrative expenses are expensed as incurred. These expenses were $140,358 and $111,100, respectively, for the years ended December 31, 2011 and 2010 and consisted of the following:

                                                     2011                2010
                                                   --------            --------
Depreciation and amortization                      $  2,000            $  2,000
Computer and internet                                19,854              17,458
Insurance                                             1,384               1,453
Licenses and permits                                  2,399               2,213
Payroll and compensation                                 66              21,786
Accounting fees                                      21,885               1,543
Legal fees                                           26,000               3,597
Consulting and contracting fees                      27,615              18,018
Rent and occupancy expenses                          16,445              11,044
Factoring fees                                        3,536               9,688
Travel expenses                                       2,047               2,781
Office and administrative expenses                   15,077              19,519
Bad debt expense                                      2,050                  --
                                                   --------            --------
Total General & Administrative Expenses            $140,358            $111,100
                                                   ========            ========

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

The Company has a diverse customer base, but is currently dependent on four customers. Over the past three years, one of the four customers has accounted for approximately 66% of the Company's sales revenue and the additional three customers have accounted for approximately 23% of the sales revenue during the same timeframe. A loss of the largest major customer could result in a material adverse effect on our business, results of operations and financial condition.

Note 3 - Balance Sheet Information

Cash - Consisted of the following at December 31,

                                                     2011                2010
                                                   --------            --------
Checking account                                   $  4,088            $  2,031
Money Market account                                     35               5,052
                                                   --------            --------
Total Cash                                         $  4,123            $  7,083
                                                   ========            ========

Accounts Receivable - The December 31, 2011 accounts receivable balance of $19,030 consists of the remaining 20% balance due from three customers. When products are shipped to our large customers, the invoice amounts are normally factored with our factoring agent, Paragon Financial Group, Inc. We are immediately advanced 80% of the amount of factored invoices with the remaining 20% paid to us when collected by our agent.

Advances Receivable-Related Party - During the years ended December 31, 2011 and 2010, the Company's Chief Executive Officer was advanced funds under a verbal arrangement in the aggregate amount of $25,000 by the Company. These advances are reflected as advances receivable - related party on the accompanying December 31, 2011 and 2010 balance sheets in the amounts of $20,138 and $24,920, respectively, are non-interest bearing and are due to the Company on demand.

Other Current Assets - The amounts of $3,653 and $1,431 at December 31, 2011 and 2010, respectively, consist of a one month security deposit in the amount of $1,431 for both periods, pursuant to the terms of our lease agreement with our landlord, and an additional amount of $2,222 at December 31, 2011, representing the reserve amount held by our factoring agent on that date.

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method with estimated lives ranging from 3 to 5 years as follows at December 31,

                                                     2011                2010
                                                   --------            --------
Furniture and fixtures                             $    147            $    147
Office equipment                                        165                 165
Computer software                                     2,675               2,675
Motor vehicle                                        10,000              10,000
                                                   --------            --------
                                                     12,987              12,987
                                                   --------            --------
Accumulated depreciation                              7,987               5,987
                                                   --------            --------
Net property and equipment                         $  5,000            $  7,000
                                                   ========            ========

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2011 and 2010

Note 3 - Balance Sheet Information (continued)

Depreciation expense for the annual periods ended December 31, 2011 and 2010 was $2,000 for each period, and was recorded as a general and administrative expense. The use of our property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Notes Payable - The Company had notes payable totaling $76,000 and $51,000, respectively, at December 31 2011 and 2010.

At December 31, 2010, the Company had Notes Payable with three individuals for an aggregate amount of $51,000.

$6,000 Note: On April 30, 2007, an individual loaned the Company $6,000 for working capital purposes, at an interest rate of 5% and no set term. During September of 2011, the principal amount of $6,000 was converted to 120,000 common stock shares of the Company's stock at $.05 per share in satisfaction of the note. The accrued interest payable balance on this note was $1,000 at December 31, 2010, included in the Other Current Liabilities section of the Company's balance sheet and the note-holder was paid $1,500 during December of 2011 in satisfaction of the accrued interest on the note.

$25,000 Note: Between May 1, 2007 and December 31, 2009, a second individual loaned the Company an aggregate amount of $25,000 for working capital purposes, at an interest rate of 5% and no set term. During September of 2011, the principal amount of $25,000 was converted to 500,000 common stock shares of the Company's stock at $.05 per share in satisfaction of the note. The accrued interest payable balance on this note was $3,911 and $2,973, respectively, at December 31, 2011 and 2010, included in the Other Current Liabilities section of the Company's balance sheet.

$20,000 Note: On August 15, 2011, an individual loaned the Company $20,000 in exchange for a Promissory Note bearing interest at 5% for a term of six months. As a result of the recapitalization and presentation of the Share Exchange Agreement on the Company's financial statements, this note is presented at December 31, 2011 and 2010. In lieu of paying interest on the note, restricted shares of the Company's common stock will be issued to the note-holder. In addition, Vincent Beatty, the prior CEO of the Company, has personally guaranteed the obligations and payment of the note.

The note was due on February 14, 2012 and as of the date of the current filing, the Company is in default on payment of the note. The Company and note-holder are currently discussing potential terms for an extension of the note which will allow the Company to utilize the funds for current working capital needs, as opposed to repayment of the note at this time. The parties may agree to terms for an extension of the note or the note-holder may exercise his rights for collection as a result of the Company's default.

$6,000 Note: On November 22, 2011, an individual loaned the Company $6,000 in exchange for a Promissory Note bearing interest at 10% for a term of six months. The accrued interest payable balance on this note was $66 at December 31, 2011, included in the Other Current Liabilities section of the Company's balance sheet.

$50,000 Note: On December 5, 2011, an individual loaned the Company $50,000 in exchange for a Promissory Note bearing interest at 12% for a term of one month, renewable each month if agreed upon by the parties. To date, the parties have agreed to renew and extend the note each month. The accrued interest payable balance on this note was $433 at December 31, 2011, included in the Other Current Liabilities section of the Company's balance sheet.

Other Current Liabilities - The Company had other current liabilities consisting of the following at December 31,

                                                     2011                2010
                                                   --------            --------
Accrued expenses                                   $ 35,279            $  4,997
Accrued interest payable                              4,302               3,973
Accrued payroll taxes                                    --               2,000
                                                   --------            --------
Total Other Current Liabilities                    $ 39,581            $ 10,470
                                                   ========            ========

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2011 and 2010

Note 4 - Stockholders' Deficit

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 262,037,165 issued and outstanding common stock shares as of December 31, 2011. Details of the issued and outstanding common stock shares are shown below:

                                                                     Amount of
              Description                                          shares issued
              -----------                                          -------------
Shares issued and outstanding prior to Share
 Exchange Agreement closing on October 3, 2011                      153,250,000
Share Exchange Agreement activity:
 Cancellation of prior CEO's shares                                 (67,000,000)
 Share issuance to Young Aviation members                           165,167,165
 Shares issued for conversion of notes payable                          620,000
Shares issued pursuant to service agreements                         10,000,000
                                                                   ------------
Shares issued and outstanding as of December 31, 2011               262,037,165
                                                                   ============

Prior to the closing of the Share Exchange Agreement, AvWorks Aviation Corp. (f/k/a Datamill Media Corp.) had 153,250,000 shares of common stock outstanding on a post forward split basis. As a condition to the closing of the Share Exchange Agreement, Vincent Beatty, Datamill's President, on October 3, 2011, surrendered 67,000,000 (post forward split) shares of common stock held by Mr. Beatty for cancellation and such shares were cancelled by their transfer agent.

On October 3, 2011, Datamill acquired 100% of Young Aviation's member's interests, pursuant to the Share Exchange Agreement in exchange for the issuance by Datamill of 165,167,165 shares of restricted common stock shares and the issuance by Datamill of 620,000 shares of restricted common stock shares for the conversion of notes payable. Following the closing of the Share Exchange Agreement, Datamill had 252,037,165 shares of common stock issued and outstanding. Young Aviation became a wholly-owned subsidiary of Datamill. The Shares were issued to ten individuals with the majority share (165,000,000 shares) issued to Joel A. Young, who is now the President and Chief Executive Officer and our sole Director of the surviving entity

On October 5, 2011, the Company issued an aggregate of 10,000,000 restricted common stock shares pursuant to one year agreements with two individuals in exchange for consulting and advisory services in relation to the Company's accounting and compliance requirements and the provision of federal securities advice to the Company and the preparation of required filings.

In addition, on October 5, 2011, the Company approved and adopted the Corporation's 2011 Employee and Consultant Stock Incentive Plan ("Plan") and reserved 12,000,000 shares of its common stock for issuance under the Plan.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. Currently, there are no shares of preferred stock issued and outstanding.

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2011 and 2010

Note 5 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $62,582 and $54,842, respectively, for the year ended December 31, 2011. In addition, the Company had a working capital deficit of $43,675 at December 31, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, further implement its business plan and to generate additional revenues.

Management   believes  that  the  actions  presently  being  taken  provide  the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 6 - Commitments and Contingencies

Operating Leases - The Company has been leasing corporate offices and warehouse facilities in Sunrise, Florida since 2006. Commencing May 23, 2011 the Company began leasing additional warehouse space. The current lease, including the additional warehouse space, is valid through January 31, 2013 at the monthly charge of $1,493 and can be renewed by the parties prior to the termination.

On October 5, 2011, the Company entered into one year agreements with two individuals for the provision of accounting, compliance and legal services. The aggregate monthly cost for the services is $10,000 and the aggregate annual cost for the services is $120,000.

Note 7 - Related Party Transactions

As described in Note 3, above, the Company advanced funds and holds an advance receivable of approximately $20,000 at December 31, 2011 from the President and Chief Executive Officer of the Company, Joel Young. The advance amount is due upon request by the Company.

Note 8 - Legal Matters

The Company is not aware of any pending or threatened legal matters that would have a material impact on our financial condition.

Note 9 - Subsequent Events

Other than the events  noted below,  the Company is not aware of any  subsequent
events  which  would  require   recognition   or  disclosure  in  the  financial
statements.

On February 2, 2012, the Company issued a Promissory Note bearing interest at 8% for a term of nine months in exchange for funds loaned to the Company in the amount of $42,500.

In addition, on March 26, 2012, the Company filed a Form S-8 Registration Statement for the Corporation's 2011 Employee and Consultant Stock Incentive Plan, approved and adopted on October 5, 2011.