Form 10-Q
period 2012-03-31
AvWorks Aviation Corp
filed 2012-05-22
CIK 1315718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the quarter ended March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number: 000-27795


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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 262,037,165 shares at May 22, 2012

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             AVWORKS AVIATION CORP.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2012

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  4

     Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011     4

     Statements of Operations for the Three Months Ended March 31, 2012
     and 2011(Unaudited)                                                       5

     Statements of Cash Flows for the Three Months Ended March 31, 2011
     and 2010(Unaudited)                                                       6

     Notes to Financial Statements as of March 31, 2012 (Unaudited)            7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Plan of Development Stage Activities                             13

Item 4.  Controls and Procedures                                              15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Default Upon Senior Securities                                       17

Item 4.  Mine Safety Disclosures                                              17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             17

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made in our annual report as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety, except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business. When used in this quarterly report, the terms the "Company," "we," and "us" refers to AvWorks Aviation Corp.

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                                 BALANCE SHEETS

                                                                     March 31, 2012       December 31, 2011
                                                                     --------------       -----------------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $     6,945           $     4,123
  Accounts Receivable                                                       16,872                19,030
  Inventory                                                                 78,838                45,100
  Advances receivable - related party                                           --                20,138
  Other current assets                                                       4,541                 3,653
                                                                       -----------           -----------
TOTAL CURRENT ASSETS                                                       107,196                92,044
                                                                       -----------           -----------

Property and equipment, net                                                  4,500                 5,000
                                                                       -----------           -----------

TOTAL ASSETS                                                           $   111,696           $    97,044
                                                                       ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                $    73,957           $    39,581
  Notes payable                                                            118,500                76,000
                                                                       -----------           -----------
TOTAL CURRENT LIABILITIES                                                  192,457               115,581
                                                                       -----------           -----------

TOTAL LIABILITIES                                                          192,457               115,581
                                                                       -----------           -----------
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued and outstanding                                                  --                    --
  Common stock, $0.001 par value, 500,000,000 shares authorized,
   262,037,165 issued and outstanding at March 31, 2012 and
   December 31, 2011                                                       262,037               262,037
  Additional paid-in capital                                               989,896               989,896
  Accumulated deficit during development stage                          (1,208,666)           (1,208,666)
  Accumulated deficit                                                     (124,028)              (61,804)
                                                                       -----------           -----------
TOTAL STOCKHOLDERS' DEFICIT                                                (80,761)              (18,537)
                                                                       -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $   111,696           $    97,044
                                                                       ===========           ===========


                  See unaudited notes to financial statements

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three Months Ended March 31,
                                                   ------------------------------------
                                                       2012                    2011
                                                   ------------            ------------
Sales                                              $     36,346            $     32,285

Cost of Sales                                            19,612                  20,921
                                                   ------------            ------------

Gross Profit                                             16,734                  11,364

OPERATING EXPENSES
  Selling and marketing expenses                          9,561                   3,954
  General and administrative expenses                    66,930                  11,320
                                                   ------------            ------------
      Total Operating Expenses                           76,491                  15,274
                                                   ------------            ------------

Loss from Operations                                    (59,757)                 (3,910)

OTHER INCOME (EXPENSE):
  Interest expense                                       (2,467)                   (232)
                                                   ------------            ------------

      Total Other Income (Expense)                 $     (2,467)           $       (232)


Net Loss                                                (62,224)                 (4,142)
                                                   ============            ============

Net Loss per share - Basic and diluted             $      (0.00)           $      (0.01)
                                                   ============            ============
Weighted Average Shares Outstanding
 - Basic and diluted                                174,429,802                 325,000
                                                   ============            ============


                  See unaudited notes to financial statements

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Three Months Ended March 31,
                                                            ------------------------------------
                                                              2012                        2011
                                                            --------                    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(62,224)                   $ (4,142)
  Adjustments to reconcile net loss from operations
   to net cash used in operating activities:
     Depreciation                                                500                         500
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                2,158                      (5,408)
     Increase in inventory                                   (33,738)                         --
     Increase in other assets                                   (888)                         --
     Increase in accrued expenses                             31,909                       9,414
     Increase in accrued interest payable                      2,467                       1,550
                                                            --------                    --------

NET CASH USED IN OPERATING ACTIVITIES                        (59,816)                     (1,914)
                                                            --------                    --------

CASH FLOWS FROM INVESTING ACTIVITIES:                             --                          --
                                                            --------                    --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                         --                          --
                                                            --------                    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Officer advance receivable decrease                         20,138                       4,782
  Proceeds from notes payable                                 42,500                          --
                                                            --------                    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     62,638                       4,782
                                                            --------                    --------

NET INCREASE IN CASH                                           2,822                       6,696

CASH - beginning of period                                     4,123                         387
                                                            --------                    --------

CASH - end of period                                        $  6,945                    $  7,083
                                                            ========                    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                  $     --                    $     --
                                                            ========                    ========
  Income taxes                                              $     --                    $     --
                                                            ========                    ========
  Non-cash investing and finance                            $     --                    $     --
                                                            ========                    ========


                  See unaudited notes to financial statements

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                          Notes to Financial Statements
                                 March 31, 2012
                                   (Unaudited)


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

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                          Notes to Financial Statements
                                 March 31, 2012
                                   (Unaudited)


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

As of March 31 2012, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, have not changed materially.

Selling and Marketing Expenses - Selling and marketing expenses are expensed as incurred. These expenses were $9,561 and $3,954, respectively, for the three month periods ended March 31, 2012 and 2011.

General and Administrative Expenses - General and administrative expenses are expensed as incurred. These expenses were $140,358 and $111,100, respectively, for the three month periods ended March 31, 2012 and 2011.

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                          Notes to Financial Statements
                                 March 31, 2012
                                   (Unaudited)


Note 3 - Balance Sheet Information

Cash - Consisted of the following at March 31,

                                                     2012                2011
                                                   --------            --------
Checking and money market accounts                 $  6,945            $  4,123
                                                   ========            ========

Accounts Receivable - The March 31, 2012 accounts receivable balance of $16,872 consists of the remaining 20% balance due from two customers. When products are shipped to our large customers, the invoice amounts are normally factored with our factoring agent, Paragon Financial Group, Inc. We are immediately advanced 80% of the amount of factored invoices with the remaining 20% paid to us when collected by our agent.

Advances Receivable-Related Party - During the years ended December 31, 2011 and 2010, the Company's Chief Executive Officer was advanced funds under a verbal arrangement in the aggregate amount of $25,000 by the Company. These advances were paid back to the Company in full during the three month period ended March 31, 2012.

Other Current Assets - The amounts of $4,541 and $3,653 at March 31, 2012 and 2011, respectively, consist of a one month security deposit pursuant to the terms of our lease agreement with our landlord, and a minor additional amount representing the reserve amount held by our factoring agent on that date.

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method with estimated lives ranging from 3 to 5 years as follows at March 31,

                                                     2012                2011
                                                   --------            --------
Furniture and fixtures                             $    147            $    147
Office equipment                                        165                 165
Computer software                                     2,675               2,675
Motor vehicle                                        10,000              10,000
                                                   --------            --------
                                                     12,987              12,987
                                                   --------            --------
Accumulated depreciation                              8,487               7,987
                                                   --------            --------
Net property and equipment                         $  4,500            $  5,000
                                                   ========            ========

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                          Notes to Financial Statements
                                 March 31, 2012
                                   (Unaudited)


Note 3 - Balance Sheet Information (continued)

Depreciation expense for the three month periods ended March 31, 2012 and 2011 was $500 for each period, and was recorded as a general and administrative expense. The use of our property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Notes  Payable - The Company  had notes  payable  totaling  $118,500 at March 31
2012.

$20,000 Note: On August 15, 2011, an individual loaned the Company $20,000 in exchange for a Promissory Note bearing interest at 5% for a term of six months. As a result of the recapitalization and presentation of the Share Exchange Agreement on the Company's financial statements, this note is presented at December 31, 2011. In lieu of paying interest on the note, restricted shares of the Company's common stock will be issued to the note-holder. The Note was paid in full in April 2012.

$6,000 Note: On November 22, 2011, an individual loaned the Company $6,000 in exchange for a Promissory Note bearing interest at 10% for a term of six months. The accrued interest payable balance on this note was $216 at march 31, 2011, included in the Other Current Liabilities section of the Company's balance sheet.

$50,000 Note: On December 5, 2011, an individual loaned the Company $50,000 in exchange for a Promissory Note bearing interest at 12% for a term of one month, renewable each month if agreed upon by the parties. To date, the parties have agreed to renew and extend the note each month. The accrued interest payable balance on this note was $1933 at March 31, 2012, included in the Other Current Liabilities section of the Company's balance sheet.

$42,500 Note: On February 2, 2012, an entity loaned the Company $42,500 in exchange for a Promissory Note bearing interest at 8% for a term of nine months, convertible after nine months at 50% of the market price of our shares. The accrued interest payable balance on this note was $567 at March 31, 2012, included in the Other Current Liabilities section of the Company's balance sheet.

Other Current Liabilities - The Company had other current liabilities consisting of the following at March 31,

                                                     2012                2011
                                                   --------            --------
Accrued expenses                                   $ 67,188            $ 35,279
Accrued interest payable                              6,769               4,302
                                                   --------            --------
Total Other Current Liabilities                    $ 73,957            $ 39,581
                                                   ========            ========

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                          Notes to Financial Statements
                                 March 31, 2012
                                   (Unaudited)


Note 4 - Stockholders' Deficit

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 262,037,165 issued and outstanding common stock shares as of March 31, 2012. Details of the issued and outstanding common stock shares are shown below:

                                                                     Amount of
              Description                                          shares issued
              -----------                                          -------------
Shares issued and outstanding prior to Share
 Exchange Agreement closing on October 3, 2011                      153,250,000
Share Exchange Agreement activity:
 Cancellation of prior CEO's shares                                 (67,000,000)
 Share issuance to Young Aviation members                           165,167,165
 Shares issued for conversion of notes payable                          620,000
Shares issued pursuant to service agreements                         10,000,000
                                                                   ------------
Shares issued and outstanding as of March 31, 2012                  262,037,165
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

                             AVWORKS AVIATION CORP.
                          (f/k/a DATAMILL MEDIA CORP.)
                          Notes to Financial Statements
                                 March 31, 2012
                                   (Unaudited)


Note 5 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $62,224 and $59,816, respectively, for the three month period ended March 31, 2012. In addition, the Company had a working capital deficit of $85,261 at March 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, further implement its business plan and to generate additional revenues.

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

Note 7 - Related Party Transactions

As described in Note 3, above, the Company advanced funds that were paid back by the President and Chief Executive Officer of the Company, Joel Young.

Note 8 - Legal Matters

The Company is not aware of any pending or threatened legal matters that would have a material impact on our financial condition.

Note 9 - Subsequent Events

Other than the events  noted below,  the Company is not aware of any  subsequent
events  which  would  require   recognition   or  disclosure  in  the  financial
statements.

On April 11, 2012, the Company issued a Promissory Note bearing interest at 12%, convertible after one year at 50% of the market price of our shares, for a term of one year in exchange for funds loaned to the Company in the amount of $20,000.

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

RESULTS OF OPERATIONS OF THE COMPANY

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

     NET SALES. Net sales for the three month periods ended March 31, 2012 and 2011 were $ 36,346 and $32,285, respectively.

     COST OF SALES. Cost of sales for the three month periods ended March 31, 2012 and 2011 was $19,612 and $20,921, respectively.

     GROSS PROFIT. Gross profit for the three month periods ended March 31, 2012 and 2011 was $16,734 and $11,364, respectively.

     OPERATING EXPENSES. Our operating expenses consist of selling and marketing expenses and general and administrative expenses. For the three month periods ended March 31, 2012 and 2011, operating expenses were $76,491 and $15,274, respectively.

     Selling and marketing expenses for the three month periods ended March 31, 2012 and 2011 were $9,561 and $3,954, respectively.

     General and administrative expenses for the three month periods ended March 31, 2012 and 2011 were $66,930 and $11,320, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS - THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

     Net cash used in operating activities was $59,816 for the three month period ended March 31, 2012, compared with net cash provided by operating activities of $1,914 for the three month period ended March 31, 2011.

     There was no cash provided by or used in investing activities for the three month periods ended March 31, 2012 and 2011

     Net  cash  provided  by  financing   activities  was  $62,638  and  $4,782,
respectively, for the three month periods ended March 31, 2012 and 2011.

CAPITAL RESOURCES

     The Company has financed operations primarily through cash flows from operations, officer advances, and debt and equity financings. We believe that our current cash and cash equivalents and anticipated cash flow from operations will not be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) were effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Commencing with our Annual Report for the 2011 fiscal year, our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

     At March 31, 2012, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

     This Quarterly Report does not include an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     We did not change our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

     Not applicable.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     See Exhibit  Index below for  exhibits  required by Item 601 of  regulation
S-K.


31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*     Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
* To be provided by amendment

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AVWORKS AVIATION CORP.
                                           (f/k/a DATAMILL MEDIA CORP.)


Date: May 22, 2012                         /s/ Joel Young
                                           -------------------------------------
                                           Joel Young
                                           Director, Chief Executive Officer and
                                           Chief Financial Officer