Form 10-Q/A
period 2012-03-31
AvWorks Aviation Corp
filed 2012-05-24
CIK 1315718

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 22, 2012 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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


31.1* Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
* Previously filed

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AVWORKS AVIATION CORP.
                                           (f/k/a DATAMILL MEDIA CORP.)


Date: May 24, 2012                         /s/ Joel Young
                                           -------------------------------------
                                           Joel Young
                                           Director, Chief Executive Officer and
                                           Chief Financial Officer