Form 10-Q
period 2012-06-30
AvWorks Aviation Corp
filed 2013-12-27
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2012

or

☐ Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-27795
(Commission file number)

AVWORKS AVIATION CORP.
(Exact name of registrant as specified in its charter)

Florida	98-0427526
(State of incorporation)	(IRS Employer Identification Number)

10778 NW 53RD STREET, SUITE E SUNRISE, FLORIDA 33356
(Address of principal executive offices)

(954) 990-6827
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was:

Common Stock, $0.001 par value 270,020,145 shares outstanding on December 16, 2013

Series A Preferred Stock, $0.001 par value 1,000,000 shares outstanding on December 16, 2013

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. The forward-looking statements in this quarterly report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the marketing, commercialization and sale of our services and planned future products and product candidates; address certain markets; and evaluate additional product candidates for subsequent sales. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the outcome of an ongoing contractual dispute in connection with our accounts receivable factoring arrangement, levels of business activity, performance, or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

Management's Discussion and Analysis ("MD&A") should be read together with our financial statements and related notes included elsewhere in this quarterly report. This quarterly report, including the MD&A, contains trend analysis and other forward-looking statements. Any statements in this quarterly report that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

Other factors that could cause actual results to differ materially include without limitation:

•	our ability to continue to finance our business;
•	an inability to arrange debt or equity financing;
•	the outcome of potential disputes that could arise with labor unions;
•	the impact of new technologies on our services and our competition;
•	adverse changes in laws or rules or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive services and pricing;
•	continued availability of adequately skilled labor at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	the presence of competitors with greater financial resources;
•	our ability to maintain our current pricing model and/or decrease our cost of sales;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this quarterly report are made only as of the date of this quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. See also Item 1A, "RISK FACTORS"

AVWORKS AVIATION CORP.

FORM 10-Q

June 30, 2012

Unless the context requires otherwise, references in this quarterly report to "Avworks Aviation”," “Avworks,” "the Company," "we," "our" and "us" refer to Avworks Aviation Corp. This quarterly report contains trademarks and trade names of other parties.

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

AVWORKS AVIATION Corp
Balance Sheet period ending June 30, 2012

ASSETS

Current Assets
Cash & Banks	(6,186)
Marketable securities
Accounts receivable, net	16,872
Inventory	78,838
Other	4,541
Total Current Assets	94,065

Long-Term Assets
Property, plant, and equipment	12,987
Less accumulated depreciation	(8,987)
Net property, plant, and equipment	4,000
Other long-term assets
Total Long-Term Assets	4,000

Total Assets	98,065

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	37,500
Accrued interest	7,546
Notes payable	147,358
Total Current Liabilities	192,404

Long-Term Liabilities
Long-term debt less current maturities
Deferred income taxes
Other long-term liabilities
Total Long-Term Liabilities	0

Shareholders' Equity
Common stock	270,020
Additional paid-in capital	1,005,966
Retained earnings	(1,370,325)
Total Shareholders' Equity	(94,339)

Total Liabilities and Shareholders' Equity	98,065

AVWORKS AVIATION Corp
Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June		June
	2012	2011	2012	2011

Sales	4,150	0	40,496	0

Cost of Sales	(8,855)		(28,467)	0

Gross Profit	(4,705)		12,029	0

Expenses
Selling and marketing	(25)		(9,586)
General and administrative	(3,200)	(3,537)	(69,630)	(15,911)
Accounting	(7,282)		(7,282)
Attorney	(500)		(500)
Auto	(329)		(329)
Bad debt
Bank charge	(360)		(360)
Depreciation	(500)		(1,000)
Insurance	(234)		(234)
Meals and entertainment	(272)		(272)
Miscellaneous	3,872		3,872
Office	(364)		(364)
Payroll	(10,312)		(10,312)
Petty cash	(1,142)		(1,142)
Professional fee	(2,920)	(10,200)	(2,920)	(44,309)
Rent	(4,601)		(4,601)
Shipping	(150)		(150)
Tax and license	(181)		(181)
Telephone	(2,063)		(2,063)
Unindentified
Interest	(2,363)		(4,830)

Total Expenses	(32,926)	(13,737)	(111,884)	(60,220)

Profit from Operations (Loss)	(37,631)	(13,737)	(99,855)	(60,220)

Other Income (Expenses)
Interest		(2,100)		(2,100)
Debt Forgiveness income		73,676		73,676

Net Profit (Loss)	(37,631)	57,839	(99,855)	11,356

AVWORKS AVIATION Corp
Statements of Cash Flows

	For the Three Months Ended June, 30		For the Six Months Ended June, 30
	2012	2011	2012	2011
OPERATING ACTIVITIES
Net Earnings (Loss)	(37,631)	11,356	(99,855)	11,356
Depreciation	500		1,000
Working Capital Changes
Gain on forgieness of debt		(73,676)		(73,676)
(Increase)/Decrease Accounts Receivable			2,158
(Increase)/Decrease Inventories			(33,738)
(Increase)/Decrease Other Current Assets			19,250
Increase/(Decrease) Accts Pay & Accrd Expenses	(28,911)	(12,297)	(28,911)	(12,297)
Increase/(Decrease) Other Current Liab
Net Cash Provided/(Used) by Operating Activities	(66,042)	(74,617)	(140,096)	(74,617)

INVESTING ACTIVITIES
Property & Equipment
Other
Net Cash Used in Investing Activities	0	0	0	0

FINANCING ACTIVITIES
Increase/(Decrease) Short Term Debt			34,376
Proceeds from related party loands and advances		45,000		45,000
Proceeds from notes payable		25,000		25,000
Repayments of related party loans and advances		(40,000)		(40,000)
Repayments of notes payable		(35,000)		(35,000)
Payments of advanced payable		(10,000)		(10,000)
Increase/(Decrease) Curr. Portion LTD
Increase/(Decrease) Long Term Debt	28,858		71,358
Increase/(Decrease) Paid-in-Capital	16,070		16,070
Increase/(Decrease) Common Stock		100,000		100,000
Repayment of due to former related party		(5,000)		(5,000)
Increase/(Decrease) Preferred Stock	7,983		7,983
Dividends Declared
Net Cash Provided / (Used) by Financing	52,911	80,000	129,787	80,000

INCREASE/(DECREASE) IN CASH	(13,131)	5,383	(10,309)	5,383

CASH AT BEGINNING OF PERIOD	6,945	370	4,123	370
CASH AT END OF PERIOD	(6,186)	5,753	(6,186)	5,753

AVWORKS AVIATION Corp
Statements of Changes in Stockholder's Deficit
For the Six Months Ended June 2012 and the Period from June 1, 2003 (inception) to June 2012

	Common Stock		Additional Paid-in-	Deficit Accumulated During Development	Total Stockholders'
	Shares	Par Value	Capital	Stage	Accum (Deficit)	Equity (Deficit)

BALANCE AT DECEMBER 31, 2009	153,250,000	$153,250	$1,035,516	$(1,208,666)	$(16,743)	$(36,643)

Net income					33,702	33,702

Distributions					(16,181)	(16,181)

BALANCE AT DECEMBER 31, 2010	153,250,000	153,250	1,035,516	(1,208,666)	778	(19,122)

Common stock cancelled pursuant to Share Exchange Agreement	(67,000,000)	(67,000)	67,000

Common stock issued pursuant to Share Exchange Agreement	165,000,000	165,000	(165,000)

Common stock issued for Offering	167,165	167	21,833			22,000

Common stock issued for services	10,000,000	10,000				10,000

Common stock issued for conversion of Notes Payable	620,000	620	30,380			31,000

Interest payment by shareholder			167			167

Net loss					(62,582)	(62,582)

BALANCE AT DECEMBER 31, 2011	262,037,165	0	$989,896	$(1,208,666)	$(61,804)	$(18,537)

Net loss for the three months ended March 31, 2012					(62,224)	(62,224)
Net loss for the three months ended June 30, 2012	7,983,000	7,983	16,070		(37,631)	(13,578)

BALANCE, JUNE 30 2012	270,020,165	7,983	1,005,966	(1,208,666)	(99,855)	(94,339)

AVWORKS AVIATION CORP.

NOTES TO FINANCIAL STATEMENTS
AS OF June 30, 2012

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

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $(99,855) and a retained deficit of $(1,370,325) as of, and for the six months ended, June 30, 2012. In addition, the Company had a working capital deficit of $197,630 at March 31, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, further implement its business plan and to generate additional revenues.

Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

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

Principles of Consolidation - The consolidated financial statements include the accounts of AvWorks Aviation Corp. as of the date the Share Exchange Agreement closed, October 3, 2011, and its wholly-owned subsidiary, Young Aviation, LLC. All material intercompany balances and transactions have been eliminated in consolidation. All financial and related data has been retroactively adjusted in the accompanying consolidated financial statements and footnotes to reflect the effect of the recapitalization of AvWorks Aviation Corp and the presentation of consolidated historical financial data.

The acquisition of Young Aviation, considered a reverse merger, resulted in a change in control at the Company and new management decided to abandon our former business of management consulting and focus solely on the business of Young Aviation. The Company accounted for the share exchange transaction as a recapitalization of Young Aviation, LLC.

Property and equipment is as follows as of June 30, 2012 and December 31, 2011:

	2012	2011
Furniture and fixtures	$147	$147
Office equipment	165	165
Computer software	2,675	2,675
Motor vehicle	10,000	10,000
	12,987	12,987
Accumulated depreciation	8,987	7,987
Net property and equipment	$4,000	$5,000

Depreciation expense for the three months ended June 30, 2012 was $500 and for the year ended December 31, 2011 depreciation expense was $2,000. The use of our property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Notes 4 - Notes Payable

The Company had notes payable totaling $147,358 as of June 30, 2012 and $76,000 as of December 31, 2011. On August 15, 2011, an individual loaned the Company $20,000 in exchange for a Promissory Note bearing interest at 5% for a term of six months. In lieu of paying interest on the note, restricted shares of the Company's common stock was issued to the note-holder. The Note was paid in full in April 2012. On November 22, 2011, an individual loaned the Company $6,000 in exchange for a Promissory Note bearing interest at 10% for a term of six months. On December 5, 2011, an individual loaned the Company $50,000 in exchange for a Promissory Note bearing interest at 12% for a term of one month, renewable each month if agreed upon by the parties.

On February 2, 2012, an entity loaned the Company $42,500 in exchange for a Promissory Note bearing interest at 8% for a term of nine months, convertible after nine months at 50% of the market price of our shares. In May 2012, the Company repaid 28,000 of this note together with accrued interest thereon. As a result, the balance of the note at March 31, 2012 amounted to $15,384 and the accrued interest thereon was $1,118 and is included in the Accrued Expense section of the Company's balance sheet.

On April 18, 2012, the Company borrowed funds from Asher Enterprises in the amount of $30,000 bearing interest at the rate of 12% per year.

On June 1, 2012, the Company borrowed $8,877 from Sunny Boyd Williams LLC.

The accrued interest on the all of the above notes as of June 2012 is $7,546 and is included in the Accrued Expense section of the Company’s balance sheet.

All of the above notes are now due on demand and are uncollateralized.

As a result of the above, the balance at June 30, 2012, of the notes payable is $147.358 and the accrued interest thereon is $7,456.

Other Current Liabilities - The Company had other current liabilities consisting of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Accrued Payroll	$37,500	$39,581
Accrued interest payable	7,546
Total Accrued expense	$45,046	$39,581

Note 5 - Stock

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value $0.001. No shares were issued as of June 30, 2012 and December 31, 2011, respectively.

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 270,020,145 issued and outstanding common stock shares as of June 30, 2012 and 262,037,165 as of December 31, 2011.

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

Note 6 - Legal Matters

The Company is not aware of any pending or threatened legal matters that would have a material impact on our financial condition.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Organization and Background

We had been originally incorporated under the laws of Canada on January 15, 1990, under the name "Creemore Star Printing, Inc." We changed our name on June 15, 2003 to "Smitten Press: Local Lore and Legends, Inc." We domesticated in the State of Nevada by filing Articles of Incorporation in Nevada on May 8, 2007, and we were incorporated in the State of Nevada on May 8, 2007, as SmittenPress: Local Lore and Legends, Inc. On April 30, 2010, our Board of Directors approved a change in our name to DataMill Media Corp., effective at the close of business on June 30, 2010. In June 2011, we completed our initial public offering of 5,000,000 shares of Common Stock and received $100,000 in proceeds from the offering.

We were a management consulting firm that planned to educate and assist small businesses to improve their management, corporate governance, regulatory compliance and other business processes, with a focus on capital market participation. However, after we completed our initial public offering, we explored a couple of opportunities to acquire operating companies in order to enhance shareholder value. On September 2, 2011, we entered into a Share Exchange Agreement with Young Aviation, LLC. On September 19, 2011, we amended our Articles of Incorporation to (i) increase our authorized capital stock to 500,000,000 shares of Common Stock and (ii) effect a 10 shares for one share forward stock split. On October 3, 2011, we closed the Share Exchange Agreement, which resulted in Young Aviation, LLC becoming a wholly-owned subsidiary. On November 10, 2011, a majority of our shareholders approved a change in our name to AvWorks Aviation Corp., effective November 30, 2011, to reflect the Company’s business focus.

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

The acquisition of Young Aviation, considered a reverse merger, resulted in a change in control at the Company and new management decided to abandon our former business of management consulting and focus solely on the business of Young Aviation. In early, 2013 the Company decided to seek other business opportunities and as result the Company is investigating certain opportunities and has decided to abandon the activities of Young Aviation.

Effective on August 1, 2013, the Board of Directors of the Company, accepted the resignation of Joel Young as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Simultaneously, the Board of Directors accepted the consent of Michael Zoyes, as a member of the Board of Directors, the President/Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company. Therefore, as of the date of this Current Report, the member of the Board of Directors is Michael Zoyes.

Mr. Young did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective on September 23, 2013, the Board of Directors of the Company, accepted the resignation of Michael Zoyes as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Simultaneously, the Board of Directors accepted the consent of Joe Eccles, as a member of the Board of Directors, the President/Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company. Therefore, as of the date of this Current Report, the member of the Board of Directors is Joe Eccles.

Mr. Zoyes did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Members of the Board of Directors and stockholders owning or having voting authority for 165,000,000 shares of outstanding Common Stock and 1,000,000 shares of our Series A Preferred Stock have voted in favor of an amendment to our Articles of Incorporation to affect a reverse stock split of all of the outstanding shares of Common Stock, at a ratio of one-for-thirty. The reverse split is currently pending and will become effective once FINRA completes its review of the Company’s filings related to this corporate action.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

NET REVENUES - Net revenues for the six months ended June 30, 2012 increased by $40,496 to $40,496 from $0.00 in the comparable period in 2011.

The majority of the increase in revenue was the result of marketing efforts.

COST OF SALES - Cost of sales for the three months ended June 30, 2012 increased by $28,467 to $28,467 from $0.00 in the comparable period in 2011. This increase was a direct result of the increase in sales resulting from marketing efforts.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the three months ended June 30, 2012 increased by approximately $66,093 or 1,868.62% to $69,630 from $3,537 in the comparable period in 2011.

The increase in general and administrative costs consisted primarily of expenses to support sales.

DEPRECIATION - Depreciation increased for the three months ended June 30, 2012 by $1,000 from $0.00 in the comparable period in 2011. The change is due to the acquisition of the fixed assets.

INTEREST, NET OF INTEREST INCOME - Interest expense for the three months ended June 30, 2012 increased by $2,730 or approximately 130% to $4,830 from $2,100 in the comparable period in 2011.

OTHER INCOME - No other income for the three months ended June 30, 2012 were posted.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had approximately negative $6,186 in cash-banks and total current assets of $94,065 as of the same date we had approximately $192,404 of current liabilities and a working capital deficit of approximately $94,339. Our financial condition has been materially and adversely affected by certain negative actions taken by our accounts receivable factor.

Our ability to continue our business activities as a going concern including continuation of our existing business service lines and funding our strategic growth plans will depend upon, among other things, raising capital from third parties or receiving net cash flows from our existing business operations.

The Company plans to meet its financial obligations and commitments for the next 12 months by raising additional capital in the form of debt or equity instruments. In furtherance of that goal, the Company is currently engaged in ongoing discussions with potential investors, however presentations to and discussions with those potential investors in an attempt to provide important funds to the Company have been unsuccessful to date. We are uncertain whether we will be able to obtain any financing, or if we are able to obtain financing that it will be on commercially favorable terms. There can be no assurance that we will be able to obtain financing on any terms. Without these funds, we will be unable to repay our outstanding debt and other current and long-term liabilities.

To the extent we are able, if we are able, to obtain additional financing, the proceeds will be applied to pay our current liabilities and for working capital purposes.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, dilution of the interests of existing shareholders may occur. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our assets prove to be adequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (the “1934 Act”), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures are not effective to ensure that all material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the 1934 Act, and the rules and regulations promulgated there-under.

Based upon this evaluation the Certifying Officer has concluded that the following material weaknesses in our disclosure controls and procedures existed as of the end of the period covered by this quarterly report:

•	Lack of reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the 1934 Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of June 30, 2012, the Company's internal control over financial reporting is not effective based on those criteria. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report. Further, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of business, we may from time to time be involved in various threatened or actual legal proceedings which the company will vigorously defend. The litigation process is inherently uncertain and it is possible that the outcome of such matters may result in a material adverse effect on the financial condition and/or results of operations of the Company. In the opinion of the management, matters currently pending or threatened against the Company are not expected to result in a material adverse effect on our financial position or result of operations.

ITEM 1A – RISK FACTORS

Not applicable

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avworks Aviation Corp. (Registrant)

Date: December 27, 2013	By:	/s/ Joe Eccles
Joe Eccles
Chief Executive Officer and Chief Financial Officer