Form 10-Q
period 2012-09-30
AvWorks Aviation Corp
filed 2013-12-27
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2012

or

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

September 30, 2012

Unless the context requires otherwise, references in this quarterly report to "Avworks Aviation”," “Avworks,” "the Company," "we," "our" and "us" refer to Avworks Aviation Corp.  This quarterly report contains trademarks and trade names of other parties.

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

AVWORKS AVIATION Corp
Balance Sheet period ending September 30, 2012

ASSETS

Current Assets
Cash	158
Marketable securities
Accounts receivable, net	7,039
Inventory	78,838
Other	4,541
Total Current Assets	90,576

Long-Term Assets
Property, plant, and equipment	12,987
Less accumulated depreciation	(9,487)
Net property, plant, and equipment	3,500
Other long-term assets
Total Long-Term Assets	3,500

Total Assets	94,076

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term debt
Accrued expenses	27,188
Accrued interest	7,795
Notes payable	152,476
Total Current Liabilities	187,459

Long-Term Liabilities
Long-term debt less current maturities
Deferred income taxes
Other long-term liabilities
Total Long-Term Liabilities	0

Shareholders' Equity
Common stock	270,020
Additional paid-in capital	1,005,966
Retained earnings	(1,369,369)
Total Shareholders' Equity	(93,383)

Total Liabilities and Shareholders' Equity	94,076

AVWORKS AVIATION Corp
Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September, 30		September, 30
	2012	2011	2012	2011

Sales	15,255		55,751

Cost of Sales	(7,129)		(35,596)

Gross Profit	8,126		20,155	0

Expenses
Selling and marketing	(240)		(9,826)
General and administrative		(6,861)	(69,630)	(22,772)
Accounting			(7,282)
Attorney			(500)
Auto	(331)		(660)
Bank charge	(271)		(631)
Depreciation	(500)		(1,500)
Insurance	(237)		(471)
Meals and entertainment	(223)		(495)
Miscellaneous	(679)		3,193
Office	(569)		(933)
Payroll			(10,312)
Petty cash	(2,514)		(3,656)
Professional fee		(8,843)	(2,920)	(53,152)
Rent			(4,601)
Shipping	(42)		(192)
Tax and license			(181)
Telephone	(1,564)		(3,627)

Unindentified
Interest			(4,830)

Total Expenses	(7,170)	(15,704)	(119,054)	(75,924)

Result from Operations(Loss)	956	(15,704)	(98,899)	(75,924)

Other Income (Expense)
Interest Expense		(800)		(2,900)
Debt forgiveness income				73,676
Total Other Income		(800)		70,776

Net Profit (Loss)	956	(16,504)	(98,899)	(5,148)

AVWORKS AVIATION Corp
Statements of Cash Flows

	For the Three Months Ended		For the Nine Months Ended
	September, 30		September, 30
	2012	2011	2012	2011
OPERATING ACTIVITIES
Net Earnings (Loss)	956	(16,504)	(98,899)	(5,148)
Depreciation	500		1,500
Working Capital Changes
Gain on forgieness of debt				(73,676)
(Increase)/Decrease Accounts Receivable	9,833		11,991
(Increase)/Decrease Inventories			(33,738)
(Increase)/Decrease Other Current Assets			19,250
Increase/(Decrease) Accts Pay & Accrd Expenses	(10,312)	(8,815)	(39,223)	(13,475)
Increase/(Decrease) Other Current Liab	249		249
Net Cash Provided/(Used) by Operating Activities	1,226	(25,319)	(138,870)	(92,299)

INVESTING ACTIVITIES
Property & Equipment
Other
Net Cash Used in Investing Activities	0	0	0	0

FINANCING ACTIVITIES
Increase/(Decrease) Short Term Debt
Proceeds from related party loands and advances			34,376	45,000
Proceeds from notes payable		20,000		45,000
Repayments of related party loans and advances				(47,637)
Repayments of notes payable				(35,000)
Payments of advanced payable				(10,000)
Increase/(Decrease) Curr. Portion LTD
Increase/(Decrease) Long Term Debt	5,118		76,476
Increase/(Decrease) Paid-in-Capital
Increase/(Decrease) Common Stock			16,070	100,000
Repayment of due to former related party				(5,000)
Increase/(Decrease) Preferred Stock			7,983
Dividends Declared
Net Cash Provided / (Used) by Financing	5,118	20,000	134,905	92,363

INCREASE/(DECREASE) IN CASH	6,344	(5,319)	(3,965)	64

CASH AT BEGINNING OF PERIOD	(6,186)	5,753	4,123	370
CASH AT END OF PERIOD	158	434	158	434

AVWORKS AVIATION Corp
Statements of Changes in Stockholder's Deficit
For the Nine Months Ended September 2012 and the Period from June 1, 2003 (inception) to September 2012

	Common Stock		Additional	Deficit Accumulated During Development	Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Stage	Accum (Deficit)	Equity (Deficit)

BALANCE AT DECEMBER 31, 2009	153,250,000	$153,250	$1,035,516		$(16,743)	$(36,643)

Net income					33,702	33,702

Distributions					(16,181)	(16,181)

BALANCE AT DECEMBER 31, 2010	153,250,000	153,250	1,035,516	(1,208,666)	0	(19,122)

Common stock cancelled pursuant to Share Exchange Agreement	(67,000,000)	(67,000)	67,000

Common stock issued pursuant to Share Exchange Agreement	165,000,000	165,000	(165,000)

Common stock issued for Offering	167,165	167	21,833			22,000

Common stock issued for services	10,000,000	10,000				10,000

Common stock issued for conversion of Notes Payable	620,000	620	30,380			31,000

Interest payment by shareholder			167			167

Net loss					(62,582)	(62,582)

BALANCE AT DECEMBER 31, 2011	262,037,165	262,037	$989,896	$0	$0	$(18,537)

Net loss for the three months ended March 31, 2012					(62,224)	(62,224)
Net loss for the three months ended June 30, 2012	7,983,000	7,983	16,070		(37,631)	(13,578)
Results for the three months ended September 30, 2012					956

BALANCE, SEPTEMBER 30, 2012	270,020,165	270,020	1,005,966	0	(98,899)	(94,339)

AVWORKS AVIATION CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF September 30, 2012

Note 1 – Nature and Description of Business

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

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $98,899 and a retained deficit of $1,369,369 as of, September 30, 2012. In addition, the Company had a working capital deficit of $18,537 at December 31, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, further implement its business plan and to generate additional revenues.

Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

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

Property and equipment is as follows as of September 30, 2012 and December 31, 2011:

	2012	2011
Furniture and fixtures	$147	$147
Office equipment	165	165
Computer software	2,675	2,675
Motor vehicle	10,000	10,000
	12,987	12,987
Accumulated depreciation	9,487	7,987
Net property and equipment	$3,500	$5,000

Depreciation expense for the three months ended September 30, 2012 was $500 and for the year ended December 31, 2011 depreciation expense was $2,000. The use of our property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Notes 4 – Notes Payable

The Company had notes payable totaling $152,476 as of September 30, 2012 and $76,000 as of December 31, 2011. On August 15, 2011, an individual loaned the Company $20,000 in exchange for a Promissory Note bearing interest at 5% for a term of six months. In lieu of paying interest on the note, restricted shares of the Company's common stock was issued to the note-holder. The Note was paid in full in April 2012.  On November 22, 2011, an individual loaned the Company $6,000 in exchange for a Promissory Note bearing interest at 10% for a term of six months. On December 5, 2011, an individual loaned the Company $50,000 in exchange for a Promissory Note bearing interest at 12% for a term of one month, renewable each month if agreed upon by the parties.

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

On June 1, 2012, the Company borrowed $8,877 from Sunny Boyd Williams LLC.

The accrued interest on the all of the above notes as of September 30, 2012 is $7,795 and is included in the Accrued Expense section of the Company’s balance sheet.

All of the above notes are now due on demand and are uncollateralized.

As a result of the above, the balance at September 30, 2012, of the notes payable is $152,476 and the accrued interest thereon is $7,795.

Other Current Liabilities - The Company had other current liabilities consisting of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Accrued Payroll	$27,188	$39,581
Accrued interest payable	7,795
Total Accrued expense	$34,983	$39,581

Note 5 – Stock

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value $0.001. No shares were issued as of September 30, 2012 and December 31, 2011, respectively.

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 270,020,145 issued and outstanding common stock shares as of September 30, 2012 and 262,037,165 as of December 31, 2011.

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

Note 6 – Legal Matters

The Company is not aware of any pending or threatened legal matters that would have a material impact on our financial condition.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

NET REVENUES - Net revenues for the three months ended September 30, 2012 increased by $15,255 from $0 in the comparable period in 2011.

The majority of the increase in revenue was the result of marketing efforts

COST OF SALES - Cost of sales for the three months ended September 30, 2012 increased by $7,129 or to $7,129 from $0 in the comparable period in 2011.  This increase was a direct result of the increase in sales resulting from marketing efforts.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the three months ended September 30, 2012 decreased by approximately $6,861 to $ 0 from $6.861 in the comparable period in 2011.

The decrease in general and administrative costs consisted primarily on circumstantiality

DEPRECIATION - Depreciation increased for the three months ended September 30, 2012 by $500 from $0 in the comparable period in 2011. The change is due to the acquisition of fixed assets.

INTEREST, NET OF INTEREST INCOME - No interest expense for the three months ended September 30, were recorded.

OTHER INCOME - No other income for the three months ended September 30, 2012 were posted.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had approximately $158 in cash and total current assets of $90,576 as of the same date we had approximately $187,459 of current liabilities and a working capital deficit of approximately $93,383.  Our financial condition has been materially and adversely affected by certain negative actions taken by our accounts receivable factor.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

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

 Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the 1934 Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of September 30, 2012, the Company's internal control over financial reporting is not effective based on those criteria. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.  Further, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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