Form 10-K
period 2012-12-31
AvWorks Aviation Corp
filed 2014-01-13
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No.: 000-27795

AVWORKS AVIATION CORP.
(Exact name of registrant as specified in its charter)

Florida	98-0427526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

    10778 NW 53RD STREET, SUITE E
SUNRISE, FLORIDA 33356
(Address of principal executive offices)

Registrant’s telephone number, including area code: (954) 990-6827

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐          Accelerated filer  ☐              Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average big and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $459,034.  (This calculation is based on historical data at June 30, 2013). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of January 10, 2014 was 270,020,145.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY COMMENT

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

PART I

ITEM 1. BUSINESS.

Corporate Overview and History of AvWorks Aviation Corp..

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

Overview

This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. Joe Eccles, our chief executive officer and sole director, and our Board of Directors, and corporate advisors, all of whom may not be considered professional business analysts. Mr. Eccles will be the key person in the search, review and negotiation with potential acquisition or merger candidates. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the Securities and Exchange Commission which is presently four business days from the closing date of the transaction. This requirement for readily available audited financial statement may require us to preclude a transaction with a potential candidate which might otherwise be beneficial to our stockholders.

We will not restrict our search for any specific kind of company, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these anticipated expenses, these expenses will be paid by certain shareholders as interest-free loans. However, the only opportunity to have these loans repaid will be from a prospective merger or acquisition candidate. Repayment of any loans made on our behalf will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of our company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders or may sell their stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other stockholders on similar terms and conditions. Any and all such sales will only be made in compliance with federal and applicable state securities laws.

We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Business

WE ARE CURRENTLY A DEVELOPMENTAL BUSINESS, AND INTEND TO PURSUE A COURSE OF ACQUISITION, MERGER AND ORGANIC GROWTH, WHICH ACCORDINGLY MAY RESULT IN THE VALUE OF YOUR SHARES TO DECREASE.

We are now a development business. We continue to incur operating expenses while we consider growth opportunities through merger & acquisition, and operating plans to execute our business plan. These plans may include business combinations with or investments in other operating companies, or entering into a completely new lines of business. We have not yet identified all such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN; OUR AUDITORS HAVE EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE BUSINESS AS A GOING CONCERN.

We have limited resources, no revenues from operations during 2012 and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended December 30, 2012, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this annual report do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

WE DEPEND SUBSTANTIALLY UPON A SINGLE EXECUTIVE OFFICER AND DIRECTOR, WHOSE EXPERIENCE IS LIMITED, TO MAKES ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our chief executive officer and sole director, Joe Eccles. Notwithstanding the importance of Mr. Eccles, as of this time, we have not entered into any employment agreement or other understanding with Mr. Eccles concerning compensation or obtained any "key man" life insurance on his life. The loss of the services of Mr. Eccles will have a material adverse effect on our business objectives. We will rely upon the expertise of Mr. Eccles and we cannot anticipate that we will have the financial means to hire additional personnel.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT MAY CHANGE UPON THE CONSUMMATION OF A MERGER.

We do not anticipate any change of control as we pursue acquisitions for our lifestyle growth strategies, but should we close a merger or business combination, it is possible our current management will not retain any control or managerial responsibilities.

CURRENT SHAREHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

To the extent that additional shares of common stock are issued in connection with a merger or business combination, our shareholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair our ability to raise additional capital through the sale of equity securities.

OUR COMMON STOCK IS CLASSIFIED AS A “PENNY STOCK” AS THAT TERM IS GENERALLY DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, TO MEAN EQUITY SECURITIES WITH A PRICE OF LESS THAN $5.00. OUR COMMON STOCK WILL BE SUBJECT TO RULES THAT IMPOSE SALES PRACTICE AND DISCLOSURE REQUIREMENTS ON BROKER-DEALERS WHO ENGAGE IN CERTAIN TRANSACTIONS INVOLVING A PENNY STOCK.

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•      the basis on which the broker or dealer made the suitability determination, and
•      that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our common stock is quoted on the OTC which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National Market or SmallCap Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or a securities exchange.

Often there is currently a limited volume of trading in our common stock, and on many days there has been no trading activity at all. The purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

 Certain stockholders control a large percentage of our common stock and Series A Preferred Shares and therefore the current stockholders will continue to control the Company, and their interests may be different from yours, as a result, you may have no effective voice in our management.

The Company’s President and CEO and certain other shareholders of the Company will retain control of all the outstanding Common Stock as a result of their ownership of the Series A Preferred Stock, which has super voting rights..  Accordingly, management will have control of the Company for the foreseeable future and their interests may be different from yours, as a result, the shareholders may have no effective voice in our managing the affairs of the Company.

THE COMPANY HAS NOT PAID DIVIDENDS, NOR DOES IT INTEND TO.

The Company has paid no dividends on its Common Stock to date, and there are no plans to pay any in the foreseeable future. Initial earnings which the Company may realize, if any, will be retained to finance growth of the Company.  Any future dividends, of which there can be no assurance, will be directly dependent upon the earnings of the Company, its financial requirements and other factors.

Other Risks

Mergers of the type we intend are often heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals which would negatively impact our financial condition and the value and liquidity of your shares of common stock.

On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by the Financial Industry Regulatory Authority (“FINRA”) which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that we may pursue, in attracting FINRA-member broker-dealers to serve as market-makers in our common stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of your shares of our common stock may be negatively impacted.

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER FLORIDA LAW AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY US AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

Our Bylaws contain specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders, and we are prepared to give such indemnification to our directors and officers to the extent provided by Florida law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

FUTURE SALES OF SHARES OF OUR COMMON STOCK MAY DECREASE THE PRICE FOR SUCH SHARES.

Actual sales, or the prospect of sales by our shareholders, may have a negative effect on the market price of the shares of our common stock. We may also register certain shares of our common stock that are subject to outstanding convertible securities, if any, or reserved for issuance under our stock option plans, if any. Once such shares are registered, they can be freely sold in the public market upon exercise of the options. If any of our shareholders either individually or in the aggregate causes a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

OUR COMMON STOCK WILL BE SUBJECT TO PRICE VOLATILITY UNRELATED TO OUR OPERATIONS.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

EMPLOYEES

We currently have no employees, aside from our sole director, CEO and CFO.

BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Our Company has not been involved in any bankruptcy, receivership or any similar proceeding, and, except as set forth herein, we have not had or been a party to any material reclassifications, mergers or consolidations during the previous five (5) years.

DOMAIN NAMES - None

MAJOR CUSTOMERS - None

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company has not performed any customer-sponsored research and development activities relating to any new products or services during 2011 or 2012.

ENVIRONMENTAL LAWS

We do not handle, store or transport hazardous materials or waste products. We abide by all applicable federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not anticipate the cost of complying with these laws and regulations to be material.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Office Locations

We maintain our principal offices at 10778 NW 53rd Street, Suite E, Sunrise Florida 33352.  The Company occupies an executive office of 500 square feet, and pays a monthly rent of $917.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal or governmental proceedings relating to our Company to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of the date of this Annual Report, the Company's Common Stock is quoted on the Over-the-Counter Pink-Sheets under the symbol "SPLI." The market for the Company's Common Stock is limited, volatile and sporadic and the price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company's Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

Fiscal 2011	High	Low
First Quarter	N/A	N/A
Second Quarter	" "	" "
Third Quarter	" "	" "
Fourth Quarter	0.1499	0.0800

Fiscal 2012	High	Low
First Quarter	0.2100	0.0040
Second Quarter	0.0079	0.0021
Third Quarter	0.0039	0.0002
Fourth Quarter	0.0038	0.0006

Description of Securities

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.  As of January 8, 2013, an aggregate of 270,020,145 shares of our common stock were issued and outstanding.

Common Stock. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters. Stockholders do not have preemptive rights to purchase shares in any future issuance of our common stock. Upon our liquidation, dissolution or winding up, and after payment of creditors and preferred stockholders, if any, our assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock.

The holders of shares of our common stock are entitled to dividends out of funds legally available when and as declared by our board of directors. Our board of directors has never declared a cash dividend and does not anticipate declaring any dividend in the foreseeable future. Should we decide in the future to pay dividends, as a holding company, our ability to do so and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. In the event of our liquidation, dissolution or winding up, holders of our common stock are entitled to receive, ratably, the net assets available to stockholders after payment of all creditors and preferred stockholders.

Preferred Stock. Our Articles of Incorporation also provide that we are authorized to issue up to 10,000,000 shares of preferred stock with a par value of $.001 per share. As of the date of this report, there are 1,000,000 shares of Series A Preferred Stock issued and outstanding. Our Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

Series A Preferred Stock. There are 1,000,000 shares of preferred stock designated as Series A Preferred Stock. Each share of Series A Preferred Stock shall have a par value of $.001 per share and a stated value equal to $.001. The Holders of outstanding Series A Preferred Stock shall be entitled to participate in any dividends declared on the Corporation’s common stock .In addition to voting as a class as to all matters that require class voting under the Florida Business Corporation Act, the Holders of the Series A Preferred Stock shall vote on all matters with the holders of the Common Stock (and not as a separate class) on ten thousand votes per share (10,000:1) basis.  The Holders of the Series A Preferred Stock shall be entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The Series A Preferred Stock shall, with respect to rights on liquidation, rank  equivalent to all classes of the common stock, $.0001 par value per share (collectively, the "Common Stock" or "Common Shares"), of the Corporation.  Shares of Series A Preferred Stock may not be redeemed by the Corporation. Each share of Series A Preferred Stock shall be convertible, without the payment of any additional consideration by the holder thereof and at the option of the holder thereof, at any time after the Series A Issue Date at the conversion ratio of one (1) share of Series A Preferred Stock for one thousand (1,000) shares of Common Stock.

Holders

As of January 8, 2013, there are approximately 75 shareholders of our common stock.

Transfer Agent and Registrar

Interwest Transfer Co. is currently the transfer agent and registrar for our common stock, Its address is 1981 Murray Holladay Road, Suite 100 Salt Lake City, Utah 84117

Our common stock is considered a "penny stock." The application of the "penny stock" rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.

Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1)control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

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

Recent Sales of Unregistered Securities

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

These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Changes in Control

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any equity compensation plans as of December 31, 2012.  Our Board of Directors may adopt an equity compensation plan in the future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

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

Young Aviation services a broad range of clients such as aircraft leasing companies, major airlines, repair stations, fixed-base operators, leasing companies and aftermarket suppliers.

Cost of Goods Sold has decreased to $35,596 for the year ended December 31, 2012 from $116,823 for the year ended December 31, 2011.  The decrease is primarily due to the decrease in sales of the Company’s products and services.

Operating Expenses:

Operating expenses increased by $17,140 or 11.3% to $168,866 for the year ended December 31, 2012 from $151,726 for the year ended December 31, 2011.   The increase in operating expenses was primarily due to the marketing efforts. Other losses were $78,838 recorded as Theft Loss and $10,469 for interest.

Loss from Operations:

Loss from operations was $146,406 for the year ended December 31, 2012 compared to a loss of $59,116 for the year ended December 31, 2011 mainly due to the increase in Operating Expenses and Theft Loss described above.

Interest Income:

The company had no interest income to report.

Net Loss:

Net Loss was $235,713 for the year ended December 31, 2012 compared to a profit of $62,582 for the year ended December 31, 2011 mainly due to the increase in Cost of Good Sold and Operating Expenses described above.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $235,713 and $28,576, respectively, for the year ended December 31, 2012. In addition, the Company had a working capital deficit of 230,197 at December 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, further implement its business plan and to generate additional revenues.

Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had net current liabilities of $233,197 compared to $115,581 as of December 31, 2011. Our balance of cash and cash equivalents at December 31, 2012 was $0 compared to $4,123 at December 31, 2011.

Operational cash flow

We had operating cash outflows in the year ended December 30, 2012 of $51,189, and $53,692 in the year ended December 30, 2011.  Our primary uses of cash have been for marketing expenses, employee compensation, product development and working capital. All cash we receive has been expended in the furtherance of growing assets.

Financing cash flows

We may not have sufficient resources to fully develop any new products or technologies or expand our inventory levels unless we are able to raise additional financing. We can make no assurances these required funds will be available on favorable terms, if at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase costs to raise capital and/or result in further dilution. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations.

We believe that we will be able to meet the costs of growth and public reporting with funds generated from operations and additional amounts generated through debt and equity financing, Although management believes that the required financing to fund product development and increasing inventory levels can be secured at terms satisfactory to the Company, there is no guarantee these funds will be made available, and if funds are available, that the terms will be satisfactory to the Company.

 Impact of Inflation

The business will have to absorb any inflationary increases on development costs in the short-term, with the expectation that it will be able to pass inflationary increases on costs on to our customers through price increases on the release of these new/enhanced products into the market and hence the management do not expect inflation to be a significant factor in our business.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  Some of the critical accounting estimates are detailed below.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As of December 31, 2012, there were no changes in or disagreements with accountants on accounting or financial disclosure matters.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements.  Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made, and

●	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

We base our estimates and judgments on our experience, our current knowledge, and our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, and derivative financial instruments.

Share-Based Compensation Expense. We plan to calculate share-based compensation expense for option awards and warrant issuances ("Share-based Awards") based on the estimated grant/issue-date fair value using the Black-Scholes-Merton option pricing model ("Black-Sholes Model"), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Income Taxes. As part of the process of preparing our consolidated financial statements, we will be required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. We determine the tax benefits more likely than not to be recognized with respect to uncertain tax positions. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

New Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update ("ASU") 2011-11, Balance Sheet - Offsetting. This guidance requires disclosures about offsetting and related arrangements for recognized financial instruments and derivative instruments.  The standard is effective for us as of January 1, 2013 and will not materially impact our financial statement disclosures.

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." This guidance provides the option to evaluate prescribed qualitative factors to determine whether a calculated goodwill impairment test is necessary. The standard is effective for us as of January 1, 2012 and will not materially impact on our financial condition, results of operations, or financial statement disclosures.

In May 2011, FASB issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income: Presentation of Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the guidance regarding the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the "Boards") on fair value measurement, and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." These amendments change some of the terminology used to describe many of the existing requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments should be applied prospectively, and they are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Management does not believe there would be a material effect on the accompanying financial statements had any other recently issued but not yet effective accounting standards been adopted in the current period.

Recent Events

Change in Officers and Directors

Effective on August 1, 2013, the Board of Directors of AvWorks Aviation Corp., a Nevada corporation (the "Company"), accepted the resignation of Joel Young as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Simultaneously, the Board of Directors accepted the consent of Michael Zoyes, as a member of the Board of Directors, the President/Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company. Therefore, as of the date of this Current Report, the member of the Board of Directors is Michael Zoyes.

Mr. Young did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective on September 23, 2013, the Board of Directors of AvWorks Aviation Corp., a Florida corporation (the "Company"), accepted the resignation of Michael Zoyes as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Simultaneously, the Board of Directors accepted the consent of Joe Eccles, as a member of the Board of Directors, the President/Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company. Therefore, as of the date of this Current Report, the member of the Board of Directors is Joe Eccles.

Mr. Zoyes did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Biography

Joe Eccles is a thirty eight year old business executive who graduated with Honors from Suffolk College in New York in 1997. Mr. Eccles has spent his career in business management. Most recently, for more than the past five years (with the exception of a two month sabbatical he took to do some missionary work) Mr. Eccles has been assisting in the operations and growth of Jackson Drugs Pharmacy. His duties have included day to day operations as well as developing and executing employee training, inventory management and working with the compliance with DEA Standards regarding the pharmaceuticals that are dispensed.

Currently, Mr. Eccles is the Company’s sole officer and director.

Off Balance Sheet Arrangements

As of December 31, 2012, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2012.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim. If, in our opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the U.S., an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements.

Effects of Inflation

During the periods for which financial information is presented, the Company’s business and operations have not been materially affected by inflation.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements are included and may be found at pages F-1 through F-10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated properly to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company believes there are no material weaknesses in internal controls and procedures parting that the Company believes it has sufficient personnel with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2012, our internal controls over financial reporting were effective and that there were no material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

During the fourth quarter ended December 31, 2012, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoter and Control Persons

The below table lists all current officers and directors of the Company.  All officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

NAME	AGE	POSITION
Joe Eccles	38	President/CEO and Director

The business background descriptions of the newly appointed director and officer are as follows:

Joe Eccles is a thirty eight year old business executive who graduated with Honors from Suffolk College in New York in 1997. Mr. Eccles has spent his career in business management. Most recently, for more than the past five years (with the exception of a two month sabbatical he took to do some missionary work) Mr. Eccles has been assisting in the operations and growth of Jackson Drugs Pharmacy. His duties have included day to day operations as well as developing and executing employee training, inventory management and working with the compliance with DEA Standards regarding the pharmaceuticals that are dispensed.

Currently, Mr. Eccles is the Company’s sole officer and director.

There are no arrangements or understandings between our officers and directors and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Family Relationships

None.

Other Directorships

Other than as indicated within this section none of the Company's directors hold or have been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act (the "Act") or subject to the requirements of Section 15(d) of the Securities Act of 1933 or any or any company registered as an investment company under the Investment Company Act of 1940.

Involvement In Certain Legal Proceedings

During the past five years, the Company's officers and directors have not been involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

None

Board Meetings and Committees; Annual Meeting Attendance

During 2012, the Company did not conduct any formal Board meetings and conducted business through Written Actions.

Indemnification

The General Corporation Law of Florida provides that directors, officers, employees or agents of Florida corporations are entitled, under certain circumstances, to be indemnified against expenses (including attorneys' fees) and other liabilities actually and reasonably incurred by them in connection with any suit brought against them in their capacity as a director, officer, employee or agent, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. This statute provides that directors, officers, employees and agents may also be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by them in connection with a derivative suit brought against them in their capacity as a director, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation.

Our Certificate of Incorporation provides that we shall indemnify any and all persons whom we shall have power to indemnify to the fullest extent permitted by the Florida Corporate Law. Article VII of our By-Laws provides that we shall indemnify our authorized representatives to the fullest extent permitted by the Florida Law. Our By-Laws also permit us to purchase insurance on behalf of any such person against any liability asserted against such person and incurred by such person in any capacity, or out of such person's status as such, whether or not we would have the power to indemnify such person against such liability under the foregoing provision of the by-laws.

The foregoing discussion of indemnification merely summarizes certain aspects of indemnification provisions and is limited by reference to the above discussed sections of the Florida Corporation Law.

The Company's Articles of Incorporation and Bylaws provide that the Company may indemnify to the full extent of its power to do so, all directors, officers, employees, and/or agents. Insofar as indemnification by the Company for liabilities arising under the Securities Act may be permitted to officers and directors of the Company pursuant to the foregoing provisions or otherwise, the Company is aware that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table lists the compensation of the Company's principal executive officers for the years ended December 31, 2012 and 2011.  The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.  The following information includes the aggregated Company Options issued to the Company's executive officers pursuant to the Merger and those issued under the LTIP.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)		All Other Compensation($)	Total($)

Joel A. Young:	2012	$0	$0	$0		$0	$0
President, Chief	2011	$20,000	$0	$0		$16,180	$36,180
Executive Officer,	2010	$0	$0	$0		$33,190	$33,190
Chief Financial Officer and Director

Vincent Beatty:	2011	$0	$0	$0		$0	$0
Chief Executive Officer,	2010	$0	$0	$10,000	(1)	$0	$10,000
President, Chief Financial Officer and Director	2009	$0	$0	$0		$0	$0
__________________
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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 8, 2014, the number and percentage of shares of Common Stock of the Company, owned of record and beneficially, by each person known by the Company to own 5% or more of such stock, each director of the Company, and by all executive officers and directors of the Company, as a group:

Name and Address	Number of Shares(1)	Percentage
Joel A. Young (2)	165,000,000	61.11%
Vincent Beatty (3)	25,201,350	9.6%
All officers and directors as a group (1 person)	165,000,000	61.11%

(1) The numbers and percentages set forth in these columns are based on 270,020,145 shares of Common Stock outstanding as of January 8, 2014. The number and percentage of units beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any equity securities as to which the holder has sole voting power or investment power and also any shares that the holder has the right to acquire within 60 days.

(2) Mr. Young's address is 4700 Hiatus Road, Suite 252, Sunrise, FL 33351.

(3) Mr. Beatty's address is 1205 Hillsboro Mile, Suite 203, Hillsboro Beach, FL 33062.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities ("Reporting Persons"), to file reports with the Commission. The Company believes that during fiscal 2011, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As incurred by AvWorks Aviation Corp.

Audit Fees. Harris F. Rattray, CPA, billed the Company $8,500 for professional services rendered for the annual audit for the year ended December 31, 2012, the quarterly review of the Company's financial statements for 2012, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

All Other Fees. We incurred no other fees for the years ended December 31, 2012 and 2011.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit No.	Description

31.1 and 31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14.*

32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
* Filed Herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AvWorks Aviation Corp.

DATE: January 10, 2014	By:	/s/ Joe Eccles
Joe Eccles Chief Executive Officer and CFO

HARRIS F. RATTRAY CPA, PL
2281 S Sherman Circle # B102
Miramar FL 33025

November 12, 2013

The Board of Directors
AvWorks Aviation Corp.
Sunrise, Florida

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of, AvWorks Aviation. Corp. (the "Company") as of December 31, 2012 and 2011, and the related financial statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvWorks Aviation. Corp., and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the consolidated financial statements, the Company has incurred accumulated net losses of $1,506,183 and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Harris F. Rattray CPA, PL
Miramar, Florida

AVWORKS AVIATION CORP.
BALANCE SHEET

	As of December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$4,123
Inventory	-	45,100
Accounts receivable	-	19,030
Other current assets	-	3,653
Total current assets	-	71,906

FIXED ASSETS
Property, plant and equipment, net of depreciation	3,000	5,000
Total Fixed Assets	3,000	5,000

Loan to stockholders	-	20,138

TOTAL ASSETS	$3,000	$97,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft	$400	$-
Accrued expenses	82,204	39,581
Notes payable	150,593	76,000
TOTAL CURRENT LIABILITIES	233,197	115,581

TOTAL LIABILITIES	$233,197	$115,581

STOCKHOLDERS' DEFICIT

Preferred stock, .001 par value, 10,000,000 shares authorised, none issued and outstanding

Common stock, 0.001 par value, 500,000,000 shares authorized, 270,020,145, and 262,310,000 issued and outstanding at December 31, 2012 and 2011 respectively,	270,020	262,310
Addional paid in capital	1,005,966	989,896
Accumulated deficit	(1,506,183)	(1,270,470)
TOTAL STOCKHOLDERS' DEFICIT	(230,197)	(18,537)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,000	$97,044

The accompaying notes are an integral part of these financial statements.

AVWORKS AVIATION CORP.
STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,
	2012	2011

NET REVENUES	$58,056	$209,433

COST OF REVENUES	35,596	116,823

GROSS PROFIT	22,460	92,610

COST AND EXPENSES
Depreciation	2,000	2,000
Selling and marketing expenses	10,018	11,368
General and administrative expenses	156,848	138,358
	168,866	151,726

(Loss) from continuing operations	(146,406)	(59,116)
Casualty loss	78,838	-
Interest expense	10,469	3,466

Total other income and (expense)	(89,307)	(3,466)
Net (Loss)	$(235,713)	$(62,582)

Earnings (loss) per share
- Basic	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	267,465,400	174,429,802

The accompaying notes are an integral part of these financial statements.

AVWORKS AVIATION CORP.
STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2010	153,250,000	153,250	1,035,516	(1,207,888)	(19,122)

Common stock cancelled pursuant
to Share Exchange Agreement	(67,000,000)	(67,000)	67,000	-	-

Common stock issued pursuant
to Share Exchange Agreement	165,000,000	165,000	(165,000)	-	-

Common stock issued for Offering	440,000	440	21,560	-	22,000

Common stock issued for services	10,000,000	10,000	-	-	10,000

Common stock issued for conversion on notes payable	620,000	620	30,380		31,000

Interest payment by stockholder	-		167	-	167

Net loss	-	-	-	(62,582)	(62,582)

Balance at December 31, 2011	262,310,000	$262,310	$989,623	$(1,270,470)	$(18,537)

Return to authorised #1605 and 1606	(10,000,000)	-

Common stock issued for services	10,000,000	-

Common stock issued for conversion of note payable	7,710,145	7,710	16,343		24,053

Net (loss)	-	-	-	(235,713)	(235,713)

Balance at December 31, 2012	270,020,145	$270,020	$1,005,966	$(1,506,183)	$(230,197)

The accompaying notes are an integral part of these financial statements.

AVWORKS AVIATION CORP
STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(235,713)	$(62,582)
Adjustments to reconcile increase(decrease) in net assets to cash provided by operating activities:
Common stock issued for services	-	10,000
Common stock issued for notes payable conversion	-	31,000
Interest paid by shareholder	20,138	167
Depreciation	2,000	2,000
Changes in operating assets and liabilities:
Decrease/(Increase) in inventory	45,100	(16,445)
Dcrease/(Increase) in accounts receivable	19,030	(45,100)
Decrease/ (Increase) in other assets	3,653	(2,222)
Increase in accounts payables	42,623	28,011
Increase in note payable	74,593	329

NET CASH USED IN OPERATING ACTIVITIES	(28,576)	(54,842)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Overdraft	400	-
Contribution by member	-	100
Officer advance receivable decrease	-	4,782
Notes payable converted to common stock	16,070	(31,000)
Proceeds from sale of common stock	7,983	22,000
Proceeds from loans payable	-	56,000
Net cash used in provided by financing activities	24,453	51,882
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,123)	(2,960)

CASH - BEGINNING OF YEAR	4,123	7,083
CASH - END OF YEAR	$(0)	$4,123
Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-Cash Financing Activities
Stock issued for payment of debt	$16,070	$-

The accompanying notes are an integral part of these financial statements.

AVWORKS AVIATION CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012

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

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $235,713 and $28,576, respectively, for the year ended December 31, 2012. In addition, the Company had a working capital deficit of $233,197 at December 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, further implement its business plan and to generate additional revenues.

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

Property and equipment is as follows as of December 31, 2012 and 2011:

	2012	2011

Furniture and fixtures	$147	$147
Office equipment	165	165
Computer software	2,675	2,675
Motor vehicle	10,000	10,000
	12,987	12,987

Accumulated depreciation	9,987	7,987
Net property and equipment	$3,000	$5,000

Depreciation expense for the year ended December 31, 2012 and December 31, 2011 was $2,000. The use of our property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Notes 4 – Notes Payable

The Company had notes payable totaling $150,593 and $76,000 at December 31 2012and 2011 respectively. On August 15, 2011, an individual loaned the Company $20,000 in exchange for a Promissory Note bearing interest at 5% for a term of six months. In lieu of paying interest on the note, restricted shares of the Company's common stock was issued to the note-holder. The Note was paid in full in April 2012. On November 22, 2011, an individual loaned the Company $6,000 in exchange for a Promissory Note bearing interest at 10% for a term of six months. On December 5, 2011, an individual loaned the Company $50,000 in exchange for a Promissory Note bearing interest at 12% for a term of one month, renewable each month if agreed upon by the parties. To date, the parties have agreed to renew and extend the note each month. The accrued interest payable balance on this note was $6,433 at December 31, 2012 and is included in the Accrued Expense section of the Company's balance sheet.

On February 2, 2012, an entity loaned the Company $42,500 in exchange for a Promissory Note bearing interest at 8% for a term of nine months, convertible after nine months at 50% of the market price of our shares. In May 2012, the Company repaid 28,000 of this note together with accrued interest thereon. As a result, the balance of the note amounted to $15,384 and the accrued interest was $813 and is included in the Accrued Expense section of the Company's balance sheet.

On April 18, 2012, the Company borrowed funds from Asher Enterprises in the amount of $30,000 bearing interest at the rate of 12% per year. The accrued interest on this note is $1,690 at December 31, 2012 and is included in the Accrued Expense section of the Company’s balance sheet.

From May through October 2012, the Company’s director converted accrued expense and / or loaned the Company a total of $40,332.  The accrued interest on this note as of December 31, 2012 is $1,981 and is included in the Accrued Expense section of the Company’s balance sheet.

On June 1, 2012, the Company borrowed $8,877 from Sunny Boyd Williams LLC.  The accrued interest on this note as of December 31, 2012 is $621 and is included in the Accrued Expense section of the Company’s balance sheet.

All of the above notes are now due on demand and are uncollateralized.

As a result of the above, the balance at December 31, 2012, of the notes payable is $150,593 and the accrued interest thereon is $12,204.

Other Current Liabilities - The Company had other current liabilities consisting of the following at December 31,

	2012	2011

Accrued Payroll	$70,000	$35,279
Accrued interest payable	12,204	4,302
Total Accrued expense	$82,204	$39,581

Note 5 – Stock

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value $0.001. No shares were issued as of December 31, 2012 and 2011, respectively

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 270,020,145 and 262,310,000 issued and outstanding common stock shares as of December 31, 2012 and December 31, 2011, respectively.

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