Form 10-Q
period 2013-03-31
AvWorks Aviation Corp
filed 2014-01-16
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2013

or

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

Common Stock, $0.001 par value 270,020,145 shares outstanding on January 13, 2014

Series A Preferred Stock, $0.001 par value 1,000,000 shares outstanding on January 13, 2014

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
March 31, 2013

Unless the context requires otherwise, references in this quarterly report to "Avworks Aviation”," “Avworks,” "the Company," "we," "our" and "us" refer to Avworks Aviation Corp. This quarterly report contains trademarks and trade names of other parties.

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

AVWORKS AVIATION LLC
Balance Sheet Standard
As of March 31, 2013

	Mar 31, '13	Dec 31, '12
ASSETS
Current Assets
Checking/Savings
Cash and Cash Equivalents	2,324
Total Checking/Savings	2,324
Total Current Assets	2,324
Fixed Assets
Property, Plant and Equipment net of Depreciation	2,500	3,000
Total Fixed Assets	2,500	3,000
TOTAL ASSETS	4,824	3,000
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Other Current Liabilities
Cash overdraft		400
Accrued Expenses	103,411	82,204
Notes Payable	150,593	150,593
Total Other Current Liabilities	254,004	233,197
Total Current Liabilities	254,004	233,197
Total Liabilities	254,004	233,197
Equity
Stockholder's Deficit
Preferred stock, 0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, 0.001 par value, 500,000,000 shares authorized, 270,020,145, issued and outstanding at March 31, 2013 and December 31, 2012	270,020	270,020
Adiditional Paid-in-Capital	1,005,966	1,005,966
Accumulated Deficit	(1,525,166)	(1,506,183)
Total Stockholders' Deficit	(249,180)	(230,197)
Total Liabilities and Stockholders Deficit	4,824	3,000

AVWORKS AVIATION LLC
Profit and Loss Standard

	For the Three Months Ended March 31,
	2013	2012
Ordinary Income/Expense
Income
Sales	34,856	36,346
Total Income	34,856	36,346
Cost of Goods Sold
Cost of Sales	(22,652)	(19,612)
Total COGS	(22,652)	(19,612)
Gross Profit	12,204	16,734
Expense
Depreciation Expense	(500)	(500)
General Administrative	(28,184)	(66,430)
Interest Expense	(3,535)	(2,467)
Selling & Marketing	(37)	(9,561)
Total Expense	(32,256)	(78,958)
Net Ordinary Income (Loss)	(20,053)	(62,224)
Adjustment from previous year	1,070
Net Income (Loss)	(18,983)	(62,224)

AVWORKS AVIATION LLC
Statement Of Cash Flows

January through March 2013	For the Three Months Ended March 31
	2013	2012
OPERATING ACTIVITIES
Net Income	(18,983)	(62,224)
Adjustments to reconcile Net Income to net cash provided by operations:
Accounts Receivable		2,158
Inventories		(33,738)
Other Current Assets		19,250
Accrued Expenses	103,411
Notes Payable	150,593
Net cash provided by Operating Activities	235,021	(74,554)
INVESTING ACTIVITIES
Net cash provided by Investing Activities	(2,500)	500
	(2,500)	500
FINANCING ACTIVITIES
Short Term Debt		34,376
Long Term Debt		42,500
Net cash provided by Financing Activities	(230,197)	76,876

Net cash increase for period	2,324	2,822
Cash at beginning of period		4,123
Cash at end of period	2,324	6,945

AVWORKS AVIATION LLC
Statements of Changes in Stockholder's Deficit
For the Three Months Ended June 2012 and the Period from June 1, 2003 (inception) to March 2013

	Common Stock		Additional Paid-in-Capital	Total Stockholders'
	Shares	Par Value		Accum (Deficit)	Equity (Deficit)

BALANCE AT DECEMBER 31, 2009	153,250,000	$153,250	$1,035,516	$(1,225,409)	$(36,643)

Net income				33,702	33,702

Distributions				(16,181)	(16,181)

BALANCE AT DECEMBER 31, 2010	153,250,000	153,250	1,035,516	(1,207,888)	(19,122)

Common stock cancelled pursuant to Share Exchange Agreement	(67,000,000)	(67,000)	67,000

Common stock issued pursuant to Share Exchange Agreement	165,000,000	165,000	(165,000)

Common stock issued for Offering	440,000	440	21,560		22,000

Common stock issued for services	10,000,000	10,000			10,000

Common stock issued for conversion of Notes Payable	620,000	620	30,380		31,000

Interest payment by shareholder			167		167

Net loss				(62,582)	(62,582)

BALANCE AT DECEMBER 31, 2011	262,310,000	262,310	$989,623	$(1,270,470)	$(18,537)

Return to authorised #1605 and 1606	(10,000,000)
Common Stock issued for services	10,000,000
Cmmon stock issued for conversion of note payable	7,710,145	7,710	16,343		24,053
Net (loss)				(235,713)	(235,713)

BALANCE, DECEMBER 31, 2012	270,020,145	270,020	1,005,966	(1,506,183)	(230,197)

Net loss for the three months ended March 2013				(18,983)	(18,983)
BALANCE, MARCH 31 2013	270,020,145	270,020	1,005,966	(1,525,166)	(249,180)

AVWORKS AVIATION CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2013

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

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $18,983 and a retained deficit of $1,525,166 as of, and for the three months ended, March 31, 2013. In addition, the Company had a working capital deficit of $249,180 at March 31, 2013. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, further implement its business plan and to generate additional revenues.

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

Property and equipment is as follows as of March 31, 2013 and December 31, 2012:

	2013	2012
Furniture and fixtures	$147	$147
Office equipment	165	165
Computer software	2,675	2,675
Motor vehicle	10,000	10,000
	12,987	12,987
Accumulated depreciation	10,487	9,987
Net property and equipment	$2,500	$3,000

Depreciation expense for the three months ended March 31, 2013 was $500 and for the year ended December 31, 2012 depreciation expense was $2,000. The use of our property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Notes 4 – Notes Payable

The Company had notes payable totaling $150,593 as of March 31, 2013 and December 31, 2012.

4.1.
On August 15, 2011, an individual loaned the Company $20,000 in exchange for a Promissory Note bearing interest at 5% for a term of six months. In lieu of paying interest on the note, restricted shares of the Company's common stock was issued to the note-holder. The Note was paid in full in April 2012.

4.2.
On November 22, 2011, an individual loaned the Company $6,000 in exchange for a Promissory Note bearing interest at 10% for a term of six months. At March 31, 2013 the accrued interest on this note is $596.

4.3.
On December 5, 2011, an individual loaned the Company $50,000 in exchange for a Promissory Note bearing interest at 12% for a term of one month, renewable each month if agreed upon by the parties. To date, the parties have agreed to renew and extend the note each month. The accrued interest payable balance on this note was $7,583 at March 31, 2013 and is included in the Accrued Interest section of the Company's balance sheet.

4.4.
On February 2, 2012, an entity loaned the Company $42,500 in exchange for a Promissory Note bearing interest at 8% for a term of nine months, convertible after nine months at 50% of the market price of our shares. In May 2012, the Company repaid 28,000 of this note together with accrued interest thereon. As a result, the balance of the note at March 31, 2012 amounted to $14,500 The accrued interest payable balance on this note was $983 at March 31, 2013 and is included in the Accrued Interest section of the Company's balance sheet.

4.5.
On April 18, 2012, the Company borrowed funds from Asher Enterprises in the amount of $32,500 bearing interest at the rate of 8% per year. The accrued interest payable balance on this note was $2,557 at March 31, 2013 and is included in the Accrued Interest section of the Company's balance sheet.

4.6.
From May through October 2012, the Company’s director converted accrued expense and / or loaned the Company a total of $40,000. The accrued interest payable balance on this note was $2,400 at March 31, 2013 and is included in the Accrued Interest section of the Company's balance sheet.

4.7.
On June 1, 2012, the Company borrowed $8,877 from Sunny Boyd Williams LLC. The accrued interest payable balance on this note was $550 at March 31, 2013 and is included in the Accrued Interest section of the Company's balance sheet.

All of the above notes are now due on demand and are uncollateralized.

As a result of the above, the balance at March 31, 2013, of the notes payable is $150,593 and the accrued interest thereon is $14,669.

Other Current Liabilities - The Company had other current liabilities consisting of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Accrued Payroll	$88,742	$70,000
Accrued interest payable	14,669	12,204
Total Accrued expense	103,411	82,204

Note 5 – Stock

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value $0.001. No shares were issued as of March 31, 2013 and December 31, 2012, respectively.

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 270,020,145 issued and outstanding common stock shares as of March 31, 2013 and December 31, 2012, respectively.

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

Organization and Backgroud

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

Members of the Board of Directors and stockholders owning or having voting authority for 165,000,000 shares of outstanding Common Stock and 1,000,000 shares of our Series A Preferred Stock have voted in favor of an amendment to our Articles of Incorporation to affect a reverse stock split of all of the outstanding shares of Common Stock, at a ratio of one-for-thirty. The reverse split is currently is currently being re-evaluated by Management and a decision to either complete the reverse split or abandon it is currently pending.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

NET REVENUES - Net revenues for the three months ended March 31, 2013 decreased by $1,490 or approximately 4% to $34,856 from $36,346 in the comparable period in 2012.

COST OF SALES - Cost of sales for the three months ended March 31, 2013 increased by $3,040 or approximately 15% to $22,652 from $19,612 in the comparable period in 2012.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the three months ended March 31, 2013 decreased by approximately $38,246 or 58% to $28,184 from $66,430 in the comparable period in 2012.

DEPRECIATION - Depreciation for the three months ended March 31, 2013 was $500 which was the same amount for the comparable period in 2012.

INTEREST, NET OF INTEREST INCOME - Interest expense for the three months ended March 31, 2013 increased by $1,068 or approximately 43% to $3,535 from $2,467 in the comparable period in 2012.

NET INCOME – Net income (loss) for the three months ended March 31, 2013 was ($18,983) compared to ($62,224) for the comparable period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had approximately $2,325 in cash and total current assets of $2,325 as of the same date we had approximately $254,004 of current liabilities and a working capital deficit of approximately $249,180.

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

Based upon this evaluation the Certifying Officer has concluded that the following material weaknesses in our disclosure controls and procedures existed as of the end of the period covered by this quarterly report:

●	Lack of reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the 1934 Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of March 31, 2013, the Company's internal control over financial reporting is not effective based on those criteria. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report. Further, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Avworks Aviation Corp.
(Registrant)

Date: January 14, 2014	By:	/s/ Joe Eccles
Joe Eccles
Chief Executive Officer and Chief Financial Officer