Form 10-Q
period 2013-06-30
AvWorks Aviation Corp
filed 2014-01-16
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2013

or

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
June 30, 2013

Unless the context requires otherwise, references in this quarterly report to "Avworks Aviation”," “Avworks,” "the Company," "we," "our" and "us" refer to Avworks Aviation Corp. This quarterly report contains trademarks and trade names of other parties.

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

AVWORKS AVIATION LLC
Balance Sheet Standard
As of June 30, 2013

	Jun 30, '13	Dec 31, '12
ASSETS
Current Assets
Checking/Savings
Cash and Cash equivalents	(442)

Total Checking/Savings	(442)
Total Current Assets	(442)
Fixed Assets
Property, Plant and Equipment net of Depreciation	2,000	3,000
Total Fixed Assets	2,000	3,000
TOTAL ASSETS	1,558	3,000
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Other Current Liabilities
Cash Overdraft		400
Accrued Expenses	110,864	82,204
Notes Payable	150,593	150,593
Total Other Current Liabilities	261,457	233,197
Total Current Liabilities	261,457	233,197
Total Liabilities	261,457	233,197
Equity
Capital Stock
Stockholder's Deficit
Preferred stock, 0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, 0.001 par value, 500,000,000 shares authorized, 270,020,145, issued and outstanding at June 30, 2013 and December 31, 2012	270,020	270,020
Adiditional Paid-in-Capital	1,005,966	1,005,966
Accumulated Deficit	(1,535,885)	(1,506,183)
Total Stockholders' Deficit	(259,899)	(230,197)
Total Liabilities and Stockholders Deficit	1,558	3,000

AVWORKS AVIATION LLC
Profit and Loss Standard

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Ordinary Income/Expense
Income
Sales	27,875	4,150	62,731	40,496
Total Income	27,875	4,150	62,731	40,496
Cost of Goods Sold
Cost of Sales	(22,150)	(8,855)	(44,802)	(28,467)
Total COGS	(22,150)	(8,855)	(44,802)	(28,467)
Gross Profit	5,725	(4,705)	17,929	12,029
Expense
Depreciation Expense	(500)	(500)	(1,000)	(1,000)
General Administrative	(12,347)	(3,200)	(40,531)	(69,630)
Interest Expense	(3,535)	(2,363)	(7,071)	(4,830)
Selling & Marketing	(62)	(25)	(99)	(9,586)
Accounting		(7,282)		(7,282)
Attorney		(500)		(500)
Auto		(329)		(329)
Bank charge		(360)		(360)
Insurance		(234)		(234)
Meals and entertainment		(272)		(272)
Miscellaneous		3,872		3,872
Office		(364)		(364)
Payroll		(10,312)		(10,312)
Petty cash		(1,142)		(1,142)
Profesisonal fee		(2,920)		(2,920)
Rent		(4,601)		(4,601)
Shipping		(150)		(150)
Tax and license		(181)		(181)
Telephone		(2,063)		(2,063)
Total Expense	(16,444)	(32,926)	(48,700)	(111,884)
Net Ordinary Income	(10,719)	(37,631)	(30,771)	(99,855)
Adjustment from previous year			1,070
Net Income	(10,719)	(37,631)	(29,701)	(99,855)

AVWORKS AVIATION LLC
Statement Of Cash Flows

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
OPERATING ACTIVITIES
Net Income	(10,719)	(37,631)	(30,771)	(99,855)
Adjustments to reconcile Net Income to net cash provided by operations:
Accounts Receivable				2,158
Inventories				(33,738)
Other Current Assets				19,250
Accrued Expenses	7,452	(28,911)	110,864	(28,911)
Notes Payable			150,593
Net cash provided by Operating Activities	(3,267)	(66,542)	230,685	(141,096)
INVESTING ACTIVITIES
Accumulated Depreciation	500	500		1,000
Net cash provided by Investing Activities	500	500	(2,000)
Net cash provided by Financing Activities		52,911	(229,127)	129,787
Net cash increase for period	(2,767)	(13,131)	(442)	(10,309)
Cash at beginning of period	2,325	6,945		4,123
Cash at end of period	(442)	(6,186)	(442)	(6,186)

AVWORKS AVIATION LLC
Statements of Changes in Stockholder's Deficit

For the Three Months Ended June 2012 and the Period from June 1, 2003 (inception) to June 2013

	Common Stock		Additional Paid-in-Capital	Total Stockholders'
	Shares	Par Value		Accum (Deficit)	Equity (Deficit)
BALANCE AT DECEMBER 31, 2009	153,250,000	$153,250	$1,035,516	$(1,225,409)	$(36,643)

Net income				33,702	33,702

Distributions				(16,181)	(16,181)

BALANCE AT DECEMBER 31, 2010	153,250,000	153,250	1,035,516	(1,207,888)	(19,122)

Common stock cancelled pursuant to Share Exchange Agreement	(67,000,000)	(67,000)	67,000

Common stock issued pursuant to Share Exchange Agreement	165,000,000	165,000	(165,000)

Common stock issued for Offering	440,000	440	21,560		22,000

Common stock issued for services	10,000,000	10,000			10,000

Common stock issued for conversion of Notes Payable	620,000	620	30,380		31,000

Interest payment by shareholder			167		167

Net loss				(62,582)	(62,582)

BALANCE AT DECEMBER 31, 2011	262,310,000	262,310	$989,623	$(1,270,470)	$(18,537)

Return to authorized #1605 and 1606	(10,000,000)
Common Stock issued for services	10,000,000
Cmmon stock issued for conversion of note payable	7,710,145	7,710	16,343		24,053
Net (loss)				(235,713)	(235,713)

BALANCE, DECEMBER 31, 2012	270,020,145	270,020	1,005,966	(1,506,183)	(230,197)

Net loss for the three months ended March 2013				(18,983)	(18,983)
Net loss for the three months endedJune 2013				(10,719)	(10,719)
BALANCE, JUNE 30, 2013	270,020,145	270,020	1,005,966	(1,535,885)	(259,899)

AVWORKS AVIATION CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made in our previous reports as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety, except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business. When used in this quarterly report, the terms the "Company," "we," and "us" refers to AvWorks Aviation Corp.

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

AVWORKS AVIATION CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

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
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
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

AVWORKS AVIATION CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

Reclassifications - Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

As of June 30, 2013, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, have not changed materially.

Selling and Marketing Expenses - Selling and marketing expenses are expensed as incurred. These expenses were $62 and $25, respectively, for the three months ended June 30, 2013 and 2012.

General and Administrative Expenses - General and administrative expenses are expensed as incurred. These expenses were $12,347 and $3,200, respectively, for thethree months ended June 30, 2013 and 2012.

Note 3 - Balance Sheet Information

The Company had cash of $0 at June 30, 2013 and December 31, 2012.

Accounts Receivable - When products are shipped to our large customers, the invoice amounts are normally factored with our factoring agent, Paragon Financial Group, Inc. We are immediately advanced 80% of the amount of factored invoices with the remaining 20% paid to us when collected by our agent.

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method with estimated lives ranging from 3 to 5 years. Property and equipment is as follows as of June 30, 2013 and December 31, 2012:

	2013	2012

Furniture and fixtures	$147	$147
Office equipment	165	165
Computer software	2,675	2,675
Motor vehicle	10,000	10,000
	12,987	12,987
Accumulated depreciation	10,987	9,987
Net property and equipment	$2,000	$3,000

AVWORKS AVIATION CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

Depreciation expense for the three months ended June 30, 2013 and 2012 was $500. The use of our property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Notes Payable - The Company had notes payable totaling $150,593 at June 30, 2013.

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

$4,716 Note: On November 22, 2011, an individual loaned the Company $6,000 in exchange for a Promissory Note bearing interest at 10% for a term of six months. The accrued interest payable balance on this note was $714 at June 30, 2013 and is included in the Accrued Interest section of the Company's balance sheet.

$50,000 Note: On December 5, 2011, an individual loaned the Company $50,000 in exchange for a Promissory Note bearing interest at 12% for a term of one month, renewable each month if agreed upon by the parties. To date, the parties have agreed to renew and extend the note each month. The accrued interest payable balance on this note was $9,083 at June 30, 2013 and is included in the Accrued Interest section of the Company's balance sheet.

$42,500 Note: On February 2, 2012, an entity loaned the Company $42,500 in exchange for a Promissory Note bearing interest at 8% for a term of nine months, convertible after nine months at 50% of the market price of our shares. In May 2012, the Company repaid 28,000 of this notetogether with accrued interest thereon. As a result, the balance of the note amounted to $14,500.The accrued interest payable balance on this note was $1,273 at June 30, 2013 and is included in the Accrued Interest section of the Company's balance sheet.

AVWORKS AVIATION CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On April 11, 2012, the Company borrowed funds from Asher Enterprises in the amount of $32,500 bearing interest at the rate of 8% per year. The accrued interest payable balance on this note was $3,207 at June 30, 2013 and is included in the Accrued Interest section of the Company's balance sheet.

On June 1 2012, the Company’s director converted accrued expense and / or loaned the Company a total of $40,000. The accrued interest payable balance on this note was $3,200 at June 30, 2013 and is included in the Accrued Interest section of the Company's balance sheet.

On June 1, 2012, the Company borrowed $8,877 from Sunny Boyd Williams LLC. The accrued interest payable balance on this note was $728 at June 30, 2013 and is included in the Accrued Interest section of the Company's balance sheet.

All of the above notes are now due on demand and are uncollateralized.

As a result of the above, the balance of the notes payable is $150,593 and the accrued interest thereon is $18,205.

Other Current Liabilities - The Company had other current liabilities consisting of the following at June 30, 2013 and December 31, 2012:

	2013	2012

Accrued Payroll	$96,659	$70,000
Accrued interest payable	18,205	12,204
Total Accrued expense	$110,864	$82,204

AVWORKS AVIATION CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

Note 4 - Stock

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value $0.001. No shares were issued as of June 30, 2013 and December 31, 2012, respectively

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 270,020,145 issued and outstanding common stock shares as of June 30, 2013 and December 31, 2012, respectively.

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

AVWORKS AVIATION CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

Note 5 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $10,719, respectively, for the three months ended June 30, 2013. In addition, the Company had a working capital deficit of $259,899 at June 30, 2013. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, further implement its business plan and to generate additional revenues.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Organization and Backgroud

We had been originally incorporated under the laws of Canada on January 15, 1990, under the name "Creemore Star Printing, Inc." We changed our name on June 15, 2003 to "Smitten Press: Local Lore and Legends, Inc." We domesticated in the State of Nevada by filing Articles of Incorporation in Nevada on May 8, 2007, and we were incorporated in the State of Nevada on May 8, 2007, as SmittenPress: Local Lore and Legends, Inc. On April 30, 2010, our Board of Directors approved a change in our name to DataMill Media Corp., effective at the close of business on June 30, 2010. In June 2011, we completed our initial public offering of 5,000,000 shares of Common Stock and received $100,000 in proceeds from the offering

We were a management consulting firm that planned to educate and assist small businesses to improve their management, corporate governance, regulatory compliance and other business processes, with a focus on capital market participation. However, after we completed our initial public offering, we explored a couple of opportunities to acquire operating companies in order to enhance shareholder value. On September 2, 2011, we entered into a Share Exchange Agreement with Young Aviation, LLC. On September 19, 2011, we amended our Articles of Incorporation to (i) increase our authorized capital stock to500,000,000 shares of Common Stock and (ii) effect a 10 shares for one share forward stock split. On October 3, 2011, we closed the Share Exchange Agreement, which resulted in Young Aviation, LLC becoming a wholly-owned subsidiary. On November 10, 2011, a majority of our shareholders approved a change in our name to AvWorks Aviation Corp., effective November 30, 2011, to reflect the Company’s business focus.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

NET REVENUES - Net revenues for the three months ended June 30, 2013 increased by $23,725 or approximately 600% to $27,875 from $4,150 in the comparable period in 2012.

COST OF SALES - Cost of sales for the three months ended June 30, 2013 increased by $13,295 or approximately 66% to $22,150 from $8,855 in the comparable period in 2012.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the three months ended June 30, 2013 increased by approximately $9,147 or 285% to $12,347 from $3,200 in the comparable period in 2012.

DEPRECIATION - Depreciation for the three months ended June 30, 2013 was $500 which was the same amount for the comparable period in 2012.

INTEREST, NET OF INTEREST INCOME - Interest expense for the three months ended June 30, 2013 increased by $1,068 or approximately 47% to $3,535 from $2,363 in the comparable period in 2012.

NET INCOME – Net income (loss) for the three months ended June 30, 2013 was ($10,719) compared to ($37,631) for the comparable period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had approximately ($442) in cash and total current assets of ($442) as of the same we had approximately $261,457 of current liabilities and a working capital deficit of approximately $259,899.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the 1934 Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of June 30, 2013, the Company's internal control over financial reporting is not effective based on those criteria. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report. Further, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4 – (REMOVED AND RESERVED)

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