Form 10-Q
period 2013-09-30
AvWorks Aviation Corp
filed 2014-01-16
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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
September 30, 2013

Unless the context requires otherwise, references in this quarterly report to "Avworks Aviation”," “Avworks,” "the Company," "we," "our" and "us" refer to Avworks Aviation Corp. This quarterly report contains trademarks and trade names of other parties.

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

AVWORKS AVIATION LLC
Balance Sheet Standard
As of September 30, 2013

	Sep 30, '13	Dec 31, '12
ASSETS
Current Assets
Checking/Savings
Cash and Cash equivalents	(442)

Total Checking/Savings	(442)
Other Current Assets
Other	5,000
Total Other Current Assets	5,000
Total Current Assets	4,558
Fixed Assets
Accumulated Depreciation	1,500	3,000
Total Fixed Assets	1,500	3,000
TOTAL ASSETS	6,058	3,000
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Other Current Liabilities
Cash Overdraft		400
Accrued Expenses	135,649	82,204
Notes Payable	150,593	150,593
Total Other Current Liabilities	286,242	233,197
Total Current Liabilities	286,242	233,197
Total Liabilities	286,242	233,197
Equity
Stockholder's Deficit
Preferred stock, 0.001 par value, 10,000,000 shares authorized, 1,000,000 and 0 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,000
Common stock, 0.001 par value, 500,000,000 shares authorized, 270,020,145, issued and outstanding at September 30, 2013 and December 31, 2012	270,020	270,020
Adiditional Paid-in-Capital	1,005,966	1,005,966
Accumulated Deficit	(1,557,170)	(1,557,170)
Total Stockholders' Deficit	(280,184)	(230,197)
Total Liabilities and Stockholders Deficit	6,058	3,000

AVWORKS AVIATION LLC
Profit and Loss Standard

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Ordinary Income/Expense
Sales		15,255	62,731	55,751
Total Income		15,255	62,731	55,751

Cost of Goods Sold
Cost of Sale		(7,129)	(44,802)	(35,596)
Total COGS		(7,129)	(44,802)	(35,596)

Gross Profit (loss)		8,126	17,929	20,155

Expense
Depreciation Expense	(500)	(500)	(1,500)	(1,500)
Selling & Marketing		(240)	(99)	(9,826)
General Administrative	(17,250)		(57,781)	(69,630)
Interest Expense	(3,535)		(10,606)	(4,830)
Accounting				(7,282)
Attorney				(500)
Auto		(331)		(660)
Bank charge		(271)		(631)
Insurance		(237)		(471)
Meals and entertainment		(223)		(495)
Miscellaneous		(679)		3,193
Office		(569)		(933)
Payroll				(10,312)
Petty cash		(2,514)		(3,656)
Professional fee				(2,920)
Rent				(4,601)
Shipping		(42)		(192)
Tax and license				(181)
Telephone		(1,564)		(3,627)
Total Expense	(21,285)	(7,170)	(69,986)	(119,054)
Net Ordinary Income	(21,285)	956	(52,057)	(98,899)
Adjustment from previous year			1,070
Net Income	(21,285)	956	(50,987)	(98,899)

AVWORKS AVIATION LLC
Statement Of Cash Flows

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
OPERATING ACTIVITIES
Net Income	(21,285)	956	(52,057)	(98,899)
Adjustments to reconcile Net Income to net cash provided by operations:
Accounts receivable		9,833		11,991
Inventories				(33,738)
Other	(5,000)	249	(5,000)	19,250
Accrued Expenses	24,785	(10,312)	135,649	(39,223)
Other current liabilities				249
Notes Payable			150,593
Net cash provided by Operating Activities	(1,500)	726	229,185	(140,370)
INVESTING ACTIVITIES
Accumulated Depreciation	500	500	(1,500)	1,500
Net cash provided by Investing Activities	500	500	(1,500)	1,500
FINANCING ACTIVITIES
Net cash provided by Financing Activities	1,000		(228,127)	7,983
Capital Stock:Common Stock				16,070
Current Portion LTD		5,118
Proceeds from related party loands and advances				34,376
Long term debt				76,476
	1,000	5,118	(228,127)	134,905
Net cash increase for period	(0)	6,344	(442)	(3,965)
Cash at beginning of period	(442)	(6,186)		4,123
Cash at end of period	(442)	158	(442)	158

AVWORKS AVIATION LLC
Statements of Changes in Stockholder's Deficit
For the Three Months Ended June 2012 and the Period from June 1, 2003 (inception) to June 2013

	Common Stock		Additional Paid-in-Capital	Total Stockholders'
	Shares	Par Value		Accum (Deficit)	Equity (Deficit)

BALANCE AT DECEMBER 31, 2009	153,250,000	$153,250	$1,035,516	$(1,225,409)	$(36,643)

Net income				33,702	33,702

Distributions				(16,181)	(16,181)

BALANCE AT DECEMBER 31, 2010	153,250,000	153,250	1,035,516	(1,207,888)	(19,122)

Common stock cancelled pursuant to Share Exchange Agreement	(67,000,000)	(67,000)	67,000

Common stock issued pursuant to Share Exchange Agreement	165,000,000	165,000	(165,000)

Common stock issued for Offering	440,000	440	21,560		22,000

Common stock issued for services	10,000,000	10,000			10,000

Common stock issued for conversion of Notes Payable	620,000	620	30,380		31,000

Interest payment by shareholder			167		167

Net loss				(62,582)	(62,582)

BALANCE AT DECEMBER 31, 2011	262,310,000	262,310	$989,623	$(1,270,470)	$(18,537)

Return to authorised #1605 and 1606	(10,000,000)
Common Stock issued for services	10,000,000
Cmmon stock issued for conversion of note payable	7,710,145	7,710	16,343		24,053
Net (loss)				(235,713)	(235,713)

BALANCE, DECEMBER 31, 2012	270,020,145	270,020	1,005,966	(1,506,183)	(230,197)

Net loss for the three months ended March 2013				(18,983)	(18,983)
Net loss for the three months ended June 2013				(10,719)	(10,719)
Preferred Shares					1,000
Net loss for the three months ended September 2013				(21,285)	(21,285)
BALANCE, SEPTEMBER 30, 2013	270,020,145	270,020	1,005,966	(1,557,170)	(280,184)

AVWORKS AVIATION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
UNAUDITED

Note 1 - Nature and Description of Business

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of AvWorks Aviation Corp (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

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

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $21,285 and $0, respectively, for the three months ended September 30, 2013. In addition, the Company had a working capital deficit of $280,184 at September 30, 2013. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, further implement its business plan and to generate additional revenues.

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

Property and equipment is as follows as of September 30, 2013 and December 31, 2012:

	2013	2012
Furniture and fixtures	$147	$147
Office equipment	165	165
Computer software	2,675	2,675
Motor vehicle	10,000	10,000
	12,987	12,987
Accumulated depreciation	11,487	9,987
Net property and equipment	$1,500	$3,000

Depreciation expense for the three months ended September 30, 2013 and December 31, 2012 was $500 and $2,000 respectively. The use of our property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Notes 4 – Notes Payable

The Company had notes payable totaling $150,593 as at September 30, 2013 and December 31, 2012 respectively.

4.1.
On August 15, 2011, an individual loaned the Company $20,000 in exchange for a Promissory Note bearing interest at 5% for a term of six months. In lieu of paying interest on the note, restricted shares of the Company's common stock was issued to the note-holder. The Note was paid in full in April 2012.

4.2.
On November 22, 2011, an individual loaned the Company $6,000 in exchange for a Promissory Note bearing interest at 10% for a term of six months. The accrued interest payable balance on this note was $832 at September 30, 2013 and is included in the Accrued Interest section of the Company's balance sheet

4.3.
On December 5, 2011, an individual loaned the Company $50,000 in exchange for a Promissory Note bearing interest at 12% for a term of one month, renewable each month if agreed upon by the parties. To date, the parties have agreed to renew and extend the note each month. The accrued interest payable balance on this note was $10,583 at September 30, 2013 and is included in the Accrued Interest section of the Company's balance sheet

4.4.
On February 2, 2012, an entity loaned the Company $42,500 in exchange for a Promissory Note bearing interest at 8% for a term of nine months, convertible after nine months at 50% of the market price of our shares. In May 2012, the Company repaid 28,000 of this note together with accrued interest thereon. As a result, the balance of the note amounted to $14,500 The accrued interest payable balance on this note was $1,563 at September 30, 2013 and is included in the Accrued Interest section of the Company's balance sheet.

4.5.
On April 18, 2012, the Company borrowed funds from Asher Enterprises in the amount of $32,500 bearing interest at the rate of 8% per year. The accrued interest payable balance on this note was $3,857 at September 30, 2013 and is included in the Accrued Interest section of the Company's balance sheet.

4.6.
On June 1 2012, the Company’s director converted accrued expense and / or loaned the Company a total of $40,000. The accrued interest payable balance on this note was $4,000 at September 30, 2013 and is included in the Accrued Interest section of the Company's balance sheet.

4.7.
On June 1, 2012, the Company borrowed $8,877 from Sunny Boyd Williams LLC bearing interest at the rate of 8% per year. The accrued interest payable balance on this note was $905 at September 30, 2013 and is included in the Accrued Interest section of the Company's balance sheet.

All of the above notes are now due on demand and are uncollateralized.

As a result of the above, the balance of the notes payable is $150,593 and the accrued interest thereon is $21,740.

Other Current Liabilities - The Company had other current liabilities consisting of the following at December 31,

	2013	2012
Accrued Payroll	$113,909	$70,000
Accrued interest payable	21,740	12,204
Total Accrued expense	$135,649	$82,204

Note 5 - Stock

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value $0.001. One million shares were issued and outstanding as of September 30, 2013 and no shares were issued or outstanding at December 31, 2012.

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 270,020,145 issued and outstanding common stock shares as of September 30, 2013 and December 31, 2012, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

NET REVENUES - Net revenues for the three months ended September 30, 2013 decreased by $15,255 or approximately 100% to $0 from $15,255 in the comparable period in 2012.

COST OF SALES - Cost of sales for the three months ended September 30, 2013 decreased by $7,129 or approximately 100% to $0 from $7,129 in the comparable period in 2012.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the three months ended September 30, 2013 increased by approximately $17,250 to $17,250 from $0 in the comparable period in 2012.

DEPRECIATION - Depreciation for the three months ended September 30, 2013 was $500 which was the same amount for the comparable period in 2012.

INTEREST, NET OF INTEREST INCOME - Interest expense for the three months ended September 30, 2013 increased by $3,535 to $3,535 from $0 in the comparable period in 2012.

NET INCOME - Net income (loss) for the three months ended September 30, 2013 was ($21,285) compared to $956 for the comparable period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, we had approximately ($442) in cash and total current assets of ($442) as of the same date we had approximately $286,242 of current liabilities and a working capital deficit of approximately $286,684.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the 1934 Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of September 30, 2013, the Company's internal control over financial reporting is not effective based on those criteria. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report. Further, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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