Form 10-Q/A
period 2012-03-31
AvWorks Aviation Corp
filed 2014-03-28
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No.2)
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

3901 SW 47TH AVENUE
Suite 415
Davie, Florida 33314
(Address of principal executive offices)

(954) - 792-8450
(Issuer's telephone number, including area code)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 262,037,165 shares at May 22, 2012

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed with the Securities and Exchange Commission on March 27, 2014 (the "Form 10-Q"), is solely to state that this Form 10-Q has been reviewed by the Company’s independent accountant, Terry L. Johnson, CPA, who, per the 8-K/A, dated November 27, 2013 and filed January 31, 2014, was engaged by the Company on January 9, 2014 as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of its interim financial statements.

No other changes have been made to this Form 10-Q.  This  Amendment No. 2 to the Form 10-Q  continues to speak as of the  original  filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures  made in the original Form 10-Q.

AVWORKS AVIATION CORP.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2012

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

AVWORKS AVIATION CORP.
(f/k/a DATAMILL MEDIA CORP.)
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$6,945	$4,123
Accounts Receivable	16,872	19,030
Inventory	78,838	45,100
Advances receivable - related party	--	20,138
Other current assets	4,541	3,653

TOTAL CURRENT ASSETS	107,196	92,044

Property and equipment, net	4,500	5,000

TOTAL ASSETS	$111,696	$97,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$73,957	$39,581
Notes payable	118,500	76,000

TOTAL CURRENT LIABILITIES	192,457	115,581

TOTAL LIABILITIES	192,457	115,581

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized, 262,037,165 issued and outstanding at March 31, 2012 and December 31, 2011	262,037	262,037
Additional paid-in capital	989,896	989,896
Accumulated deficit during development stage	(1,208,666)	(1,208,666)
Accumulated deficit	(124,028)	(61,804)

TOTAL STOCKHOLDERS' DEFICIT	(80,761)	(18,537)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$111,696	$97,044

See unaudited notes to financial statements

AVWORKS AVIATION CORP.
(f/k/a DATAMILL MEDIA CORP.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Sales	$36,346	$32,285

Cost of Sales	19,612	20,921

Gross Profit	16,734	11,364

OPERATING EXPENSES
Selling and marketing expenses	9,561	3,954
General and administrative expenses	66,930	11,320

Total Operating Expenses	76,491	15,274

Loss from Operations	(59,757)	(3,910)

OTHER INCOME (EXPENSE):
Interest expense	(2,467)	(232)

Total Other Income (Expense)	$(2,467)	$(232)

Net Loss	(62,224)	(4,142)

Net Loss per share - Basic and diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding - Basic and diluted	174,429,802	325,000

See unaudited notes to financial statements

AVWORKS AVIATION CORP.
(f/k/a DATAMILL MEDIA CORP.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:	$(62,224)	$(4,142)
Net loss
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	500	500
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,158	(5,408)
Increase in inventory	(33,738)	--
Increase in other assets	(888)	--
Increase in accrued expenses	31,909	9,414
Increase in accrued interest payable	2,467	1,550

NET CASH USED IN OPERATING ACTIVITIES	(59,816)	(1,914)

CASH FLOWS FROM INVESTING ACTIVITIES:	--	--

NET CASH PROVIDED BY INVESTING ACTIVITIES	--	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Officer advance receivable decrease	20,138	4,782
Proceeds from notes payable	42,500	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	62,638	4,782

NET INCREASE IN CASH	2,822	6,696

CASH - beginning of period	4,123	387

CASH - end of period	$6,945	$7,083

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$--	$--

Income taxes	$--	$--

Non-cash investing and finance	$--	$--

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

AVWORKS AVIATION CORP.
(f/k/a DATAMILL MEDIA CORP.)
Notes to Financial Statements
March 31, 2012
(Unaudited)

Note 3 - Balance Sheet Information

Cash - Consisted of the following at March 31,

	2012	2011

Checking and money market accounts	$6,945	$4,123

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

	2012	2011

Furniture and fixtures	$147	$147
Office equipment	165	165
Computer software	2,675	2,675
Motor vehicle	10,000	10,000

	12,987	12,987

Accumulated depreciation	8,487	7,987

Net property and equipment	$4,500	$5,000

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

Other Current Liabilities - The Company had other current liabilities consisting of the following at March 31,

	2012	2011

Accrued expenses	$67,188	$35,279
Accrued interest payable	6,769	4,302

Total Other Current Liabilities	$73,957	$39,581

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

The Company had 262,037,165 issued and outstanding common stock shares as of March 31, 2012. Details of the issued and outstanding common stock shares are shown below:

Amount of
Description	shares issued

Shares issued and outstanding prior to Share
Exchange Agreement closing on October 3, 2011	153,250,000
Share Exchange Agreement activity:
Cancellation of prior CEO's shares	(67,000,000)
Share issuance to Young Aviation members	165,167,165
Shares issued for conversion of notes payable	620,000
Shares issued pursuant to service agreements	10,000,000

Shares issued and outstanding as of March 31, 2012	262,037,165

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
___________
* To be provided by amendment

  SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVWORKS AVIATION CORP. (f/k/a DATAMILL MEDIA CORP.)

Date: March 27, 2014	By:	/s/ Dror Svorai
Dror Svorai
President and Treasurer