Form 10-Q/A
period 2012-09-30
AvWorks Aviation Corp
filed 2014-03-28
CIK 1315718

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on March 27 , 2014 (the "Form 10-Q"), is solely to state that this Form 10-Q has been reviewed by the Company’s independent accountant, Terry L. Johnson, CPA, who, per the 8-K/A, dated November 27, 2013 and filed January 31, 2014, was engaged by the Company on January 9, 2014 as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of its interim financial statements.

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