Form 10-K/A
period 2012-12-31
AvWorks Aviation Corp
filed 2014-03-28
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No.1)

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

3901 SW 47th AVENUE
Suite 415
Davie, Florida 33314
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (954) - 792-8450

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

EXPLANATORY NOTE

The purpose of this  Amendment No. 1 to the Company's  Annual  Report on Form 10-K for the yearly  period ended December 31, 2012,  filed with the  Securities and Exchange  Commission on March 28, 2014 (the "Form 10-K"), is solely to state that this Form 10-K has been reviewed by the Company’s independent accountant, Terry L. Johnson, CPA, who, per the 8-K, dated November 27, 2013 and filed January 31, 2014, was engaged by the Company on January 9, 2014 as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of its interim financial statements.

No other changes have been made to this Form 10-K.  This  Amendment No. 1 to the Form 10-K continues to speak as of the  original  filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures  made in the original Form 10-K

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

AvWorks Aviation Corp.

DATE: March 28, 2014	By:	/s/ Dror Svorai
Dror Svorai President and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of
AvWorks Aviation Corp
Sunrise, Florida

I have audited the accompanying consolidated balance sheets of AvWorks Aviation Corp and its subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were I engaged to perform, an audit of its internal control over financial reporting. my audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the accompanying consolidated financial statements, the Company has minimal revenues, has incurred losses since inception, and has a negative working capital balance at December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA
Casselberry, Florida
March 28, 2014

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

AVWORKS AVIATION CORP.
STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2010	153,250,000	153,250	1,035,516	(1,207,888)	(19,122)

Common stock cancelled pursuant
to Share Exchange Agreement	(67,000,000)	(67,000)	67,000	-	-

Common stock issued pursuant
to Share Exchange Agreement	165,000,000	165,000	(165,000)	-	-

Common stock issued for Offering	440,000	440	21,560	-	22,000

Common stock issued for services	10,000,000	10,000	-	-	10,000

Common stock issued for conversion on notes payable	620,000	620	30,380		31,000

Interest payment by stockholder	-		167	-	167

Net loss	-	-	-	(62,582)	(62,582)

Balance at December 31, 2011	262,310,000	$262,310	$989,623	$(1,270,470)	$(18,537)

Return to authorised #1605 and 1606	(10,000,000)	-

Common stock issued for services	10,000,000	-

Common stock issued for conversion of note payable	7,710,145	7,710	16,343		24,053

Net (loss)	-	-	-	(235,713)	(235,713)

Balance at December 31, 2012	270,020,145	$270,020	$1,005,966	$(1,506,183)	$(230,197)

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