Form 10-Q/A
period 2013-06-30
AvWorks Aviation Corp
filed 2014-03-31
CIK 1315718

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

EXPLANATORY NOTE

The purpose of this  Amendment No. 1 to the Company's  Quarterly  Report on Form 10-Q for the quarterly  period ended June 30, 2013,  filed with the  Securities and Exchange  Commission on March 31, 2014 (the "Form 10-Q"), is solely to state that this Form 10-Q has been reviewed by the Company’s independent accountant, Terry L. Johnson, CPA, who, per the 8-K/A, dated November 27, 2013 and filed January 31, 2014, was engaged by the Company on January 9, 2014 as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of its interim financial statements.

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