Form 10-K
period 2013-12-31
AvWorks Aviation Corp
filed 2014-04-14
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No.: 000-27795

AVWORKS AVIATION CORP.
(Exact name of registrant as specified in its charter)

Florida	98-0427526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 3901 SW 47TH AVENUE, SUITE 415
DAVIE, FLORIDA 33314
(Address of principal executive offices)

Registrant’s telephone number, including area code: (954) 792-8450

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed first fiscal quarter ended December 31. 2013 was $117,376,564. (This calculation is based on historical data at March 31, 2014). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of April 11, 2014 was 334,381,399.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

This Annual Report on Form 10-K ("Annual Report"), in particular the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A") contains certain "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as "believe(s)," "goal(s),""target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "project(s),"(plan(s)," "intend(s)," "expect(s)," "might," may" and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

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

Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

•	The success or failure of management's efforts to implement their business strategy
•	The ability of the Company to raise sufficient capital to meet operating requirements
•	The uncertainty of consumer demand for our products and services;
•	The ability of the Company to compete with major established companies;
•	Heightened competition, including, with respect to pricing, entry of
•	New competitors and the development of new products by new and existing competitors;
•	Absolute and relative performance of our products and services;
•	The effect of changing economic conditions;
•	The ability of the Company to attract and retain quality employees and management;
•	The current global recession and financial uncertainty; and
•	Other risks which may be described in future filings with the U.S. Securities and Exchange Commission ("SEC").

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

PART I

ITEM 1. BUSINESS.

Corporate Overview and History of AvWorks Aviation Corp.

We were originally incorporated under the laws of Canada on January 15, 1990, under the name "Creemore Star Printing, Inc." We changed our name on June 15, 2003 to "Smitten Press: Local Lore and Legends, Inc." We domesticated in the State of Nevada by filing Articles of Incorporation in Nevada on May 8, 2007, and we were incorporated in the State of Nevada on May 8, 2007, as SmittenPress: Local Lore and Legends, Inc. On April 30, 2010, our Board of Directors approved a change in our name to DataMill Media Corp., effective at the close of business on June 30, 2010. In June 2011, we completed our initial public offering of 5,000,000 shares of Common Stock and received $100,000 in proceeds from the offering.

We were a management consulting firm that planned to educate and assist small businesses to improve their management, corporate governance, regulatory compliance and other business processes, with a focus on capital market participation. However, after we completed our initial public offering, we explored opportunities to acquire operating companies to enhance shareholder value. On September 2, 2011, we entered into a Share Exchange Agreement with Young Aviation, LLC. On September 19, 2011, we amended our Articles of Incorporation to (i) increase our authorized capital stock to 500,000,000 shares of Common Stock and (ii) effect a 10 shares for one share forward stock split. On October 3, 2011, we closed the Share Exchange Agreement, which resulted in Young Aviation, LLC, (“Young Aviation”), becoming a wholly-owned subsidiary. On November 10, 2011, a majority of our shareholders approved a change in our name to AvWorks Aviation Corp., effective November 30, 2011, to reflect the Company’s new business focus.

Young Aviation, founded in 2004, is a diversified broker and supplier of parts, components and products to the general aviation and aerospace markets of the U.S., Europe and Asia. "General aviation" is defined as all aviation other than military and scheduled commercial airlines. Over 20% of our sales revenue has been derived from international sales for the period from January 1, 2009 to date.

Young Aviation services a broad range of clients such as aircraft leasing companies, major airlines, repair stations, fixed-base operators, leasing companies and after market suppliers.

As a result of the consummation of the Share Exchange Agreement on October 3, 2011 the Company acquired Young Aviation, and the Board of Directors of the Company appointed Joel A. Young, an individual, as President, Chief Executive Officer and sole Director of the Company. Following Joel Young’s acceptance of said appointment, all prior officers and directors of the Company resigned. Also as a result of the Share Exchange Agreement, Joel Young became the owner of 165,000,000 shares of restricted common stock of the Company, or 61.11% of the total of 270,020,145 issued and outstanding shares of common stock of the Company as of that date, making him the Company’s majority shareholder.

In addition, as a result of acquiring Young Aviation, LLC, the Company ceased being a "shell company" as that term is defined in Section 12b-2 of the Securities Exchange Act of 1934.

The acquisition of Young Aviation is considered a reverse merger and resulted in a change in control at the Company and new management‘s abandonment of its former management consulting business with a new focus solely on the business of Young Aviation. Subsequently, as the result of the slow growth of such operations, in early 2013 the Company decided to seek other business opportunities, including considering a business combination.

Effective on August 1, 2013, the Board of Directors accepted the consent of Michael Zoyes, to become a member of the Board of Directors, the President/Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company and simultaneously accepted the resignation of Joel Young as its sole officer and director. Mr. Young did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, and remained available to the Company is an advisory capacity while Mr. Zoyes pursued a strategy of seeking a business combination partner for the Company.

On September 3, 2013, the majority shareholder of the Company, being the record holder of 165,000,000 shares of restricted common stock of the Company (61.11% of the 270,020,145 shares of common stock issued and outstanding), and Corporate Excellence Consulting, Inc., a Florida corporation, the holder of1,000,000 shares of the Series A Preferred Stock of the Company (100% of the issued and outstanding shares of preferred stock of the Company), (collectively, the “Sellers), entered into a share purchase agreement (the “Share Purchase Agreement”) with Dror Svorai, an individual, (the “Buyer”), and the future President and CEO of the Company (post-Merger Agreement as hereinafter described). In accordance with the Share Purchase Agreement, the Sellers agreed to sell and transfer over time the 165,000,000 shares of restricted common stock and the 1,000,000 shares of Series A Preferred Stock of the Company to the Buyer for a total purchase price of $115,000. The Share Purchase Agreement provides that the purchase price be paid on or before February 13, 2014 and that as the purchase price is being paid by the Buyer, the shares of common and preferred stock are to be released pro-rata to the Buyer by the Sellers. The Share Purchase Agreement was completed and paid-in-full within its terms, and the sale and transfer of the common stock and Series A Preferred Stock to the Buyer was finalized on February 20, 2014. The sale and purchase of the 165,000,000 shares of common stock of the Company constitutes 49.34% of the total issued and outstanding shares of the Company of 334,381,399 as of April 11, 2014, and the sale and purchases of the 1,000,000 shares of Series A Preferred Stock constitutes 100% of the total issued and outstanding shares of preferred stock which has over 50% voting control of the Company. As a result, Dror Svorai, an individual, is the controlling shareholder of the Company.

Effective on September 23, 2013, the Board of Directors accepted the consent of Joe Eccles, to become a member of the Board of Directors, the President/Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company and simultaneously accepted the resignation of Michael Zoyes as its sole officer and director. Mr. Zoyes did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Eccles served as the Company’s sole officer and director until January 22, 2014 at which time the Company entered into the Merger Agreement as hereinafter discussed.

On November 11, 2013, The Board of Directors and stockholders owning or having voting authority for 165,000,000 shares of issued and outstanding Common Stock of the then 270,020,145 shares issued and outstanding, or 61.11% of the voting common stock of the Company, and 1,000,000 shares of Series A Preferred Stock, representing all of the issued and outstanding shares of preferred stock of the Company, voted in favor of an amendment to our Articles of Incorporation to affect a reverse stock split of all of the outstanding shares of Common Stock, at a ratio of one-for-thirty. The reverse split which was pending and would have become effective once FINRA completes its review of the Company’s filings related to this corporate action, was subsequently cancelled by the Board of Directors on March 13, 2014, as filed on Form 8-K on March 18, 2014.

On January 22, 2014, the Company entered into an Agreement of Merger and Plan of Reorganization ("Merger Agreement") by and among the Company and the Vapor Group, Inc., a Florida corporation ("Vapor Group") and the shareholders of Vapor Group (the “Vapor Group Shareholders”), pursuant to which the Company will acquire 100% of the issued and outstanding shares of Vapor Group from the Vapor Group Shareholders in return for the issuance of 750,000,000 shares of its common stock. As a condition to be met prior to the closing of the Merger Agreement, the Company was required to increase its authorized shares of common stock to 2,000,000,000 from 500,000,000, which it did by filing an amendment to its Articles of Incorporation with the State of Florida on January 10, 2014, which amendment was accepted by the State of Florida on January 15, 2014 thereby increasing its authorized shares. The Merger Agreement subsequently became effective as of January 27, 2014 with its filing in the State of Florida.

As a result of the Merger Agreement: (i) the Vapor Group assumed management control of the Company and established its business model and operations as the primary business operations of the Company; (ii) Joe Eccles resigned as the sole officer and director of the Company; (iii) Dror Svorai consented to act as a member of the Board of Directors, Chairman of the Board of Directors and as the President/Chief Executive Officer, and Treasurer of the Company; (iv) Yaniv Nahon consented to act as a member of the Board of Directors and as a Vice President/Chief Operating Officer, and Secretary of the Company; and (v) Jorge Schcolnik consented to act as a member of the Board of Directors and Vice President/Chief Financial Officer of the Company.

Mr. Eccles did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

The biographies of the new directors and officers to be elected and appointed respectively are set forth below as follows:

Dror Svorai. Mr. Svorai, President and Chief Executive Officer and Treasurer of the Vapor Group, Inc., is a founder in 2012 of the Vapor Group, Inc., and its subsidiaries, Total Vapor Inc., Vapor 123, Inc. and Vapor Products, Inc. For the past two years he has overseen the day-to-to operations of these companies and managed their steady growth. In the ten years prior to 2012, Mr. Svorai has served in executive positions, including president and chief executive officer of several companies, and has maintained an ongoing involvement in several private real estate ventures. Before then, Mr. Svorai also was involved in investments of real estate, and was a business owner in the garment industry and the private jet industry. From 1997 until 2001, Mr. Svorai was the founder and chief executive officer of Ocean Drive of Orlando. From 1998 until 2003, Mr. Svorai was the founder and chief executive officer of Ocean Drive Fashion. From 2003 until 2006 Mr. Svorai was the founder and chief executive officer of the D & D Fashion Group Inc.

Yaniv Nahon. Mr. Nahon established the first e-cigarette retail business in Southwest Florida in 2008. Since 2008, he has remained focused on the development and marketing of e-cigarettes at both the wholesale and retail levels, owning an operating his own retail businesses. In 2012 he joined Vapor Group as Vice President and Chief Operating Officer having overall responsibility for product development, quality control and the supply chain. Mr. Nahon is also the corporate Secretary of the Vapor Group and a member of its Board of Directors.

Jorge Schcolnik. In September 2013, Mr. Schcolnik became Vice President, Chief Financial Officer and a member of Board of Directors of the Vapor Group. During the past five years, Mr. Schcolnik has been involved in several large international companies. Mr. Schcolnik was one of the founders of Integral Bioenergies Systems SL, a company located in Spain, where he was involved in its restructure and ultimate sale in 2008. Mr. Schcolnik was associated with E-Libro Corp. for which he deployed the digital publishing market in Argentina. He was also associated with the Federal and City of Buenos Aires Government for the company's academic platform. Since 2010, Mr. Schcolnik has been an officer in Advanced Envirotec Corp., Advanced Copisa Environmental Corp. and other environmental remediation companies. Since 1995, Mr. Jorge Schcolnik has also been representing the State of Buenos Aires, Argentina, within the United States in a number of capacities Commencing 1999, Mr. Schcolnik acted as the chief advisor to the Small and Medium Sized Enterprises Secretariat of the Republic of Argentina based in the United States. Mr. Schcolnik held that position until 2001. During 2001, Mr. Schcolnik participated as a co-founder of Enterprise Buenos Aires Corp., which was later transformed into EBA PLC Corp., a company dedicated to the development of power-line communications. EBA PLC Corp. became a prominent company within the power line communications industry as after two years it was sold in a transaction involving several million US Dollars. Mr. Schcolnik was born in Buenos Aires, Argentina, in 1945 and moved to the United States in September 1995.

The business of Vapor Group, Inc., www.vaporgroup.com, is the designing, developing, manufacturing and marketing high quality, vaporizers and e-cigarette brands which use state-of-the-art electronic technology and specially formulated, “Made in the USA” e-liquids, which may or may not contain nicotine. It offers a range of products with unique e-liquid flavors that is unmatched in our industry. Its products are marketed under the Vapor Group, Total Vapor, Vapor 123, and Vapor Products brands which it sells nationwide through distributors, wholesalers and directly to consumers through its own websites and direct response advertising. Total Vapor Inc., Vapor 123 Inc. and Vapor Products, Inc., each a Florida corporation, are each a wholly-owned subsidiary of Vapor Group, Inc.

All of its E-cigarettes consist of a long-life battery, a heating element, a cartridge filled with an “e-liquid” and an atomizer which when heated, vaporizes the e-liquid. Because E-cigarettes are not “lit” like regular cigarettes, they don’t create flame, smoke from burning, ash, tar, noxious fumes or leftover “cigarette butts”. As a result, they may be used virtually anywhere.

Vapor Group is committed to providing E-cigarettes that are convenient and economical to use, safer and healthier than traditional smoking, and which provide a flavorful, enjoyable smoking experience.

Vapor Group, Inc. is managed by a highly experienced team of executives committed to responsible business policies and practices, including the marketing of our products only to those eighteen years of age or older, not making or avoiding claims about our product health benefits, and fulfilling the requirements of all applicable laws and regulations.

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

Risks Relating to Our Business

WE RELY UPON KEY MEMBERS OF OUR MANAGEMENT TEAM AND OTHER KEY PERSONNEL AND A LOSS OF KEY PERSONNEL COULD PREVENT OR SIGNIFICANTLY DELAY THE ACHIEVEMENT OF OUR GOALS.

Our success will depend to a large extent on the abilities and continued services of key members of our management team including our President and CEO, and Vice President and COO, as well as other key personnel. The loss of these key members of our management team or other key personnel could prevent or significantly delay the implementation of our business plan, research and development and marketing efforts. If we continue to grow, we will need to add additional management and other personnel. Our success will depend on our ability to attract and retain highly skilled personnel and our efforts to obtain or retain such personnel may not be successful.

WE HAVE LIMITED RESOURCES AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE OUR BUSINESS PLAN AND CONTINUE AS A GOING CONCERN.

We have limited resources and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. The financial statements included in this annual report do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

IF WE ARE UNABLE TO MANAGE ANY FUTURE GROWTH EFFECTIVELY, OUR PROFITABILITY AND LIQUIDITY COULD BE ADVERSELY AFFECTED.

Our growth is expected to place significant strain on our limited research and development, sales and marketing, operational and administrative resources. To manage any future growth, we must continue to improve our operational and financial systems and expand, train and manage our employee base. We also need to improve our supply chain management and quality control operations and hire and train new employees, including sales and customer service representatives and operations managers. If we are unable to manage our growth effectively, our profitability and liquidity could be adversely affected.

IF OUR DEVELOPED TECHNOLOGY OR TECHNOLOGY UNDER DEVELOPMENT DOES NOT ACHIEVE MARKET ACCEPTANCE, PROSPECTS FOR OUR GROWTH AND PROFITABILITY WOULD BE LIMITED.

Our future success depends on market acceptance of the technology used in our products and our technology currently under development. Although adoption of e-cigarettes has grown in recent years, adoption of such products has only recently begun, is still limited and faces significant challenges. Potential customers may be reluctant to adopt e-cigarette products as an alternative to traditional smoking because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, quality and cost-effectiveness when compared to other established smoking products on the market. Changes in economic and market conditions may also affect the marketability of e-cigarette products. Even if e-cigarette products continue to achieve performance improvements and cost reductions, limited customer awareness of their benefits, lack of widely accepted standards governing them and customer unwillingness to adopt their use in favor of entrenched solutions could significantly limit the demand for such products and adversely impact our results of operations.

E-CIGARETTE PRODUCTS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGES. IF WE FAIL TO ACCURATELY ANTICIPATE AND ADAPT TO THESE CHANGES, THE PRODUCTS WE SELL WILL BECOME OBSOLETE, CAUSING A DECLINE IN OUR SALES AND PROFITABILITY.

E-cigarette products are subject to rapid technological changes that often cause product obsolescence. Companies within the e-cigarette industry are continuously developing new products with heightened performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies or are unable to develop the planned new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

WE MAY BE SUBJECT IN THE FUTURE TO BURDENSOME GOVERNMENTAL REGULATION.

The e-cigarette industry is relatively new and the manufacture and distribution of its products is not currently subject to consistent or significant amounts of governmental regulation. Over time, we may become subject to burdensome and costly governmental regulation at the municipal, state and federal levels. The cost of compliance with such regulation may be costly, and may negatively impact our future revenues, profits, and the manner in which we distribute and market our products.

IF WE ARE UNABLE TO INCREASE PRODUCTION CAPACITY FOR OUR PRODUCTS IN A COST EFFECTIVE AND TIMELY MANNER, WE MAY INCUR DELAYS IN SHIPMENT AND OUR REVENUES AND REPUTATION IN THE MARKETPLACE COULD BE HARMED.

An important part of our business plan is the expansion of production capacity for our products. In order to fulfill anticipated demand for our products, we invest in capacity in advance of actual customer orders, typically based on preliminary, non-binding indications of future demand. As customer demand for our products changes, we must be able to adjust our production capacity to meet demand while keeping costs down. Uncertainty is inherent within our facility and capacity expansion, and unforeseen circumstances could offset the anticipated benefits, disrupt our ability to provide products to our customers and impact product quality.

Our ability to successfully increase production capacity in a cost effective and timely manner will depend on a number of factors, including the following: (i) our ability to transition production in our manufacturing facility; (ii) the ability of contract manufacturers to allocate more of their existing capacity to us or their ability to add new capacity quickly; (iii) the ability of any future contract manufacturers to successfully implement our manufacturing processes; (iv) the availability of critical components and subsystems used in the manufacture of our products; (v) our ability to effectively establish adequate management information systems, financial controls and supply chain management and quality control procedures; and (vi) the occurrence of equipment failures, power outages, environmental risks or variations in the manufacturing process.

If we are unable to increase production capacity for our products in a cost effective and timely manner while maintaining adequate quality, we may incur delays in shipment or be unable to meet increased demand for our products which could harm our revenues and operating margins and damage our reputation and our relationships with current and prospective customers. Conversely, due to the proportionately high fixed cost nature of our business (such as facility expansion costs), if demand does not increase at the rate forecasted, we may not be able to reduce manufacturing expenses or overhead costs at the same rate as demand decreases, which could also result in lower margins and adversely impact our business and results of operations.

WE INTEND TO ASSEMBLE AND MANUFACTURE CERTAIN OF OUR PRODUCTS AND OUR SALES, RESULTS OF OPERATIONS AND REPUTATION COULD BE MATERIALLY ADVERSELY AFFECTED IF THERE IS A DISRUPTION AT OUR ASSEMBLY AND MANUFACTURING FACILITY.

Our assembly and manufacturing operations for our products is based in Davie, Florida. The operation of this facility involves many risks, including equipment failures, natural disasters, industrial accidents, power outages and other business interruptions. We could incur significant costs to maintain compliance with, or due to liabilities under, environmental laws and regulations, the violation of which could lead to significant fines and penalties. Although we intend to carry business interruption insurance and third-party liability insurance to cover certain claims in respect of personal injury or property or environmental damage arising from accidents on our properties or relating to our operations, any existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, any interruption in our ability to assemble, manufacture or distribute our products could result in lost sales, limited revenue growth and damage to our reputation in the market, all of which would adversely affect our business.

Additionally, we intend to rely on arrangements with independent shipping companies, such as United Parcel Service, Inc. and Federal Express Corp., for the delivery of certain components and subsystems from vendors and products to our customers in both the United States and abroad. The failure or inability of these shipping companies to deliver components, subsystems or products timely, or the unavailability of their shipping services, even temporarily, could have a material adverse effect on our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs or added security.

WE MAY UTILIZE A CONTRACT MANUFACTURER TO MANUFACTURE CERTAIN OF OUR PRODUCTS AND ANY DISRUPTION IN THIS RELATIONSHIP MAY CAUSE US TO FAIL TO MEET OUR CUSTOMERS’ DEMANDS AND MAY DAMAGE OUR CUSTOMER RELATIONSHIPS.

Although we intend to assemble and manufacture certain of our products, we may depend on a third party contract manufacturer to manufacture a portion of our products elsewhere. This manufacturer will need to provide the necessary facilities and labor to manufacture these products, which may be primarily high volume products. Our reliance on a contract manufacturer involves certain risks, including the following: (i) lack of direct control over production capacity and delivery schedules; (ii) risk of equipment failures, natural disasters, industrial accidents, power outages and other business interruptions; (iii) lack of direct control over quality assurance and manufacturing yield; and (iv) risk of loss of inventory while in transit.

If a potential contract manufacturer were to terminate its arrangements with us or fail to provide the required capacity and quality on a timely basis, we would experience delays in the manufacture and shipment of our products until alternative manufacturing services could be contracted or offsetting internal manufacturing processes could be implemented. Any significant shortages or interruption may cause us to be unable to timely deliver sufficient quantities of our products to satisfy our contractual obligations and particular revenue expectations. Moreover, even if we timely locate substitute products and their price materially exceeds the original expected cost of such products, then our margins and results of operations would be adversely affected.

To qualify a contract manufacturer, familiarize it with our products, quality standards and other requirements and commence volume production may be a costly and time-consuming process. If we are required to choose a contract manufacturers for any reason, our revenue, gross margins and customer relationships could be adversely affected.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY, INCLUDING AGAINST LARGER E-CIGARETTE MANUFACTURERS WITH GREATER RESOURCES, OUR PROSPECTS FOR FUTURE SUCCESS WILL BE JEOPARDIZED.

Our industry is highly competitive. We face competition from both traditional smoking technologies provided by numerous vendors as well as from e-cigarette products provided by a growing roster of industry participants. The e-cigarette industry is characterized by rapid technological change, short product lifecycles and frequent new product introductions, and a competitive pricing environment. These characteristics increase the need for continual innovation and provide entry points for new competitors as well as opportunities for rapid market share shifts.

Currently, we view our primary competition to be from large, established companies in the traditional e-cigarette industry. Certain of these companies also provide, or have undertaken initiatives to develop, e-cigarette products as well as other similar or related products. Additionally, we face competition from a fragmented universe of smaller niche or low-cost offshore providers of e-cigarette products. We also anticipate that larger e-cigarette manufacturers may seek to compete with us by introducing products similar to ours.

Some of our current and future competitors are larger companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand name recognition. Some of our more diversified competitors could also compete more aggressively with us by subsidizing losses in their e-cigarette businesses with profits from other lines of business. Moreover, if one or more of our competitors or suppliers were to merge with one another, the change in the competitive landscape could adversely affect our customer, channel or supplier relationships, or our competitive position. Additionally, any loss of a key channel partner, whether to a competitor or otherwise, could severely and rapidly damage our competitive position. To the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our net sales and profitability, and our future prospects for success, may be harmed.

IF WE DO NOT PROPERLY ANTICIPATE THE NEED FOR CRITICAL RAW MATERIALS AND COMPONENTS, WE MAY BE UNABLE TO MEET THE DEMANDS OF OUR CUSTOMERS, WHICH COULD REDUCE OUR COMPETITIVENESS, CAUSE A DECLINE IN OUR MARKET SHARE AND HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

We depend on our suppliers for certain standard components as well as custom components critical to the manufacture of our products. We currently rely on a select number of suppliers for the components, including “e-liquids”, used in the production of our products. We depend on our vendors to supply such materials in a timely manner in adequate quantities and consistent quality and at reasonable costs. Should any of our suppliers be unable to fulfill a order for us, finding a suitable alternative supply of the required component that meets our strict specifications and obtaining them in needed quantities may be a time-consuming process, and we may not be able to find an adequate alternative source of supply at an acceptable cost. Any significant interruption in the supply of these raw materials and components could have a material adverse effect on our results of operations.

OUR FINANCIAL RESULTS MAY VARY SIGNIFICANTLY FROM PERIOD-TO-PERIOD DUE TO UNPREDICTABLE SALES CYCLES IN CERTAIN OF THE MARKETS INTO WHICH WE SELL OUR PRODUCTS, AND CHANGES IN THE MIX OF PRODUCTS WE SELL DURING A PERIOD, WHICH MAY LEAD TO VOLATILITY IN OUR STOCK PRICE.

The size and timing of our potential revenue from sales to our customers is difficult to predict and is market dependent. Our sales efforts will often require us to educate our customers about the use and benefits of our products, including their technical and performance characteristics. We intend to spend substantial amounts of time and money on our sales efforts and there is no assurance that these investments will produce any sales within expected time frames or at all. Given the potentially large size of purchase orders for our products, particularly in the retail distribution market, the loss of or delay in the signing of a customer order could significantly reduce our revenue in any period. Our revenues in each period may also vary significantly as a result of purchases, or lack thereof, by potential significant customers. Because most of our operating and capital expenses will be incurred based on the estimated number of product purchases and their timing, they are difficult to adjust in the short term. As a result, if our revenue falls below our expectations or is delayed in any period, we may not be able to proportionately reduce our operating expenses or manufacturing costs for that period, and any reduction of manufacturing capacity could have long-term implications on our ability to accommodate future demand.

Our profitability from period-to-period may also vary significantly due to the mix of products that we may sell in different periods. Consequently, sales of individual products may not necessarily be consistent across periods, which could affect product mix and cause gross and operating profits to vary significantly. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results cannot necessarily be relied upon to be meaningful and that these comparisons cannot be relied upon as indicators of future performance.

OUR PRODUCTS MAY CONTAIN DEFECTS THAT COULD REDUCE SALES, RESULT IN COSTS ASSOCIATED WITH THE RECALL OF THOSE ITEMS AND RESULT IN CLAIMS AGAINST US.

The manufacture of our products involves highly complex processes. Despite testing by us and our customers, defects have been and could be found in our existing or future products. These defects may cause us to incur significant warranty, support and repair costs, and costs associated with recall may divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers and our reputation in the marketplace. We generally provide lifetime warranty on our products, and such warranty may require us to repair, replace or reimburse the purchaser for the purchase price of the product, at the customer’s discretion. Moreover, even if our products meet standard specifications, our customers may attempt to use our products in applications they were not designed for, resulting in product failures and creating customer dissatisfaction. These problems could result in, among other things, a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. Defects, integration issues or other performance problems in our products could also result in personal injury or financial or other damages to our customers for which they might seek legal recourse against us. We may be the target of product liability lawsuits and could suffer losses from a significant product liability judgment against us if the use of our products at issue is determined to have caused injury. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation and a loss of customer confidence in our products and adversely affect our results of operations.

IF WE ARE UNABLE TO OBTAIN AND PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO COMMERCIALIZE OUR PRODUCTS COULD BE SUBSTANTIALLY LIMITED.

As of the date of this Annual Report, we have filed for the registration and protection of certain trademarks in the U.S. Our applications may not be granted. Because trademarks involve complex legal, technical and factual questions, the issuance, scope, validity and enforceability of them cannot be predicted with certainty. Competitors may develop products similar to our products that do not conflict with our trademark rights. Others may challenge our trademarks and, as a result, any of our trademarks could be narrowed or invalidated. In some cases, we may rely on confidentiality agreements or trade secret protections to protect our proprietary technology. Such agreements, however, may not be honored and particular elements of our proprietary technologies may not qualify as protectable trade secrets under applicable law. In addition, others may independently develop similar or superior technology, and in the absence of applicable prior patents, we would have no recourse against them.

OUR BUSINESS MAY BE IMPAIRED BY CLAIMS THAT WE, OR OUR CUSTOMERS, INFRINGE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. These traits may result in significant and often protracted and expensive litigation. In addition, we may inadvertently infringe on patents or rights owned by others and licenses might not be available to us on reasonable or acceptable terms or at all. Litigation to determine the validity of patents, trademarks or claims by third parties of infringement of patents, trademarks or other intellectual property rights could result in significant legal expense and divert the efforts of our personnel and management, even if the litigation results in a determination favorable to us. Third parties have and may in the future attempt to assert infringement claims against us, or our wholesale customers, with respect to our products. In the event of an adverse result in such litigation, we could be required to pay substantial damages; stop the manufacture, use and sale of products found to be infringing; incur asset impairment charges; discontinue the use of processes found to be infringing; expend significant resources to develop non-infringing products or processes; or obtain a license to use third party technology and whether or not the result is adverse to us, we may have to indemnify our wholesale customers if they were brought into the litigation.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND OUR STOCK PRICE.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports, and failure to achieve and maintain effective internal controls over financial reporting could cause investors to lose confidence in our operating results, and could have a material adverse effect on our business and on the price of our common stock. Because of our status as a smaller reporting company registrant as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the independent registered public accounting firm auditing our financial statements has not been required to attest to, and report on, the effectiveness of our internal control over financial reporting.

IF WE ARE UNABLE TO ATTRACT, HIRE AND RETAIN QUALIFIED SALES AND MANAGEMENT PERSONNEL, THE COMMERCIAL OPPORTUNITY FOR OUR PRODUCTS AND SERVICES MAY BE DIMINISHED.

Currently, our sales force consists of three full-time sales representatives. We may not be able to attract, hire, train and retain qualified sales and sales management personnel. If we are not successful in our efforts to maintain and grow a qualified sales force, our ability to independently market and promote our products may be impaired. In such an event, we would likely need to establish collaboration, co-promotion, distribution or other similar arrangement to market and sell our products. However, we might not be able to enter into such an arrangement on favorable terms, if at all. Even if we are able to effectively maintain a qualified sales force, our sales force may not be successful in commercializing our products and services.

IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL, OR TO RETAIN OUR EXECUTIVE MANAGEMENT TEAM, WE MAY BE UNABLE TO SUCCESSFULLY DEVELOP OR COMMERCIALIZE OUR PRODUCTS.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified managerial personnel. We are highly dependent upon our executive management team. The loss of the services of any one or more of the members of our executive management team could delay or prevent the successful completion of some of our development and commercialization objectives.

Recruiting and retaining qualified sales and marketing personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may also be employed by companies and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

IF THE ESTIMATES THAT WE MAKE, OR THE ASSUMPTIONS UPON WHICH WE RELY, IN PREPARING OUR FINANCIAL STATEMENTS PROVE INACCURATE, OUR FUTURE FINANCIAL RESULTS MAY VARY FROM EXPECTATIONS.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, stockholders’ equity, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, therefore, that there may not be material fluctuations between our estimates and the actual results.

THE CURRENT GLOBAL ECONOMIC DOWNTURN OR RECESSION MAY NEGATIVELY AFFECT OUR BUSINESS.

The current global economic downturn or recession could negatively affect our sales because many consumers consider the purchase of our products and services as discretionary. We cannot predict the timing or duration of the economic slowdown or recession or the timing or strength of a subsequent recovery, worldwide, or in the specific end markets we serve. If the market for our products and services significantly deteriorates due to the economic situation, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related To Our Common Stock

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	The basis on which the broker or dealer made the suitability determination, and

●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

The Financial Industry Regulatory Authority ("FINRA") has adopted rules that relate to the application of the Commission's penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock thereby reducing a shareholder's ability to resell shares of our common stock.

IF WE FAIL TO COMPLY WITH THE RULES UNDER THE SARBANES-OXLEY ACT RELATED TO ACCOUNTING CONTROLS AND PROCEDURES OR IF MATERIAL WEAKNESSES OR OTHER DEFICIENCIES ARE DISCOVERED IN OUR INTERNAL ACCOUNTING PROCEDURES, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

OUR COMMON STOCK MAY BE THINLY TRADED, LIQUIDITY LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

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

The Company’s President and CEO and Vice President and COO will retain control of the Company as a result of their ownership of the Series A and Series B Preferred Stock. Management’s interests may be different from yours, and as a result, the shareholders may have no effective voice in managing the affairs of the Company.

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

OUR COMMON STOCK MAY BE SUBJECT TO PRICE VOLATILITY UNRELATED TO OUR OPERATIONS.

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

SECURITIES ANALYSTS MAY NOT PROVIDE COVERAGE OF OUR COMMON STOCK OR MAY ISSUE NEGATIVE REPORTS, WHICH MAY HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

Securities analysts have not historically provided research coverage of our common stock and may elect not to do so in the future. If securities analysts do not cover our common stock, the lack of research coverage may cause the market price of our common stock to decline. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline substantially. If one or more of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, rules mandated by the Sarbanes-Oxley Act of 2002 and a global settlement reached in 2003 between the SEC, other regulatory agencies and a number of investment banks have led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for companies such as ours, with smaller market capitalizations, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

Other Risks

MERGERS OF THE TYPE THAT WE HAVE UNDERGONE ARE OFTEN SCRUTINIZED BY REGULATORS AND WE MAY ENCOUNTER FUTURE DIFFICULTIES OR DELAYS IN OBTAINING FUTURE REGULATORY APPROVALS WHICH WOULD NEGATIVELY IMPACT OUR FINANCIAL CONDITION AND THE VALUE AND LIQUIDITY OF YOUR SHARES OF COMMON STOCK.

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

EMPLOYEES

The Company currently has approximately twenty employees including its officers and directors.

BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Our Company has not been involved in any bankruptcy, receivership or any similar proceeding, and, except as set forth herein, we have not had or been a party to any material reclassifications, mergers or consolidations during the previous five (5) years.

DOMAIN NAMES - None

MAJOR CUSTOMERS - None

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company has not performed any customer-sponsored research and development activities relating to any new products or services during 2012 or 2013.

ENVIRONMENTAL LAWS

We do not handle, store or transport hazardous materials or waste products. We abide by all applicable federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not anticipate the cost of complying with these laws and regulations to be material.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Office Locations

Until January 22, 2014, we maintained our principal offices at 10778 NW 53rd Street, Suite E, Sunrise Florida 33352, occupying an executive office of 500 square feet, for which no rent was paid through the year end of December 31, 2013. Following the completion of the Merger, as recorded on January 27, 2014, our headquartered address changed to 3701 SW 47th Avenue, Suite 415, Davie, Florida 33314, the principal rented office and manufacturing facility of Vapor Group, Inc., consisting of approximately 7,600 square feet of office, manufacturing and warehouse space in a one story industrial park complex.

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

	High	Low
Fiscal 2012
1Q2012	$0.2100	$0.0040
2Q2012	$0.0079	$0.0021
3Q2012	$0.0039	$0.0002
4Q2012	$0.0038	$0.0006
Fiscal 2013
1Q2013	$0.0020	$0.0007
2Q2013	$0.0014	$0.0006
3Q2013	$0.0017	$0.0006
4Q2013	$0.0019	$0.0060

Description of Securities

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. As of April 11, 2014, an aggregate of 334,381,399shares of our common stock were issued and outstanding.

Common Stock Our Articles of Incorporation, as amended, provide that we are authorized to issue up to two billion(2,000,000,000) shares of common stock with a par value of $.001 per share. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters. Stockholders do not have preemptive rights to purchase shares in any future issuance of our common stock. Upon our liquidation, dissolution or winding up, and after payment of creditors and preferred stockholders, if any, our assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock.

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

Preferred Stock. Our Articles of Incorporation, as amended, also provide that we are authorized to issue up to fifteen million(15,000,000) shares of preferred stock with a par value of $.001 per share. As of the date of this report, there are two series of Preferred Stock designated, Series A and Series B, of which there are 1,000,000 shares of Series A Preferred Stock issued and outstanding and no shares of Series B Preferred Stock issued and outstanding. Our Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

Series A Preferred Stock. There are 1,000,000 shares of preferred stock designated as Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $.001 per share and a stated value equal to $.001.The Holders of outstanding Series A Preferred Stock shall be entitled to participate in any dividends declared on the Corporation’s common stock. In addition to voting as a class as to all matters that require class voting under the Florida Business Corporation Act, the Holders of the Series A Preferred Stock shall vote on all matters with the holders of the Common Stock (and not as a separate class) on ten thousand votes per share (10,000:1) basis. The Holders of the Series A Preferred Stock shall be entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The Series A Preferred Stock shall, with respect to rights on liquidation, rank equivalent to all classes of the common stock, $.001 par value per share (collectively, the "Common Stock" or "Common Shares"), of the Corporation. Shares of Series A Preferred Stock may not be redeemed by the Corporation. Each share of Series A Preferred Stock is not convertible into any other class of capital stock.

Series B Preferred Stock. On March 11, 2014, the Company designated 10,000,000 shares of the 15,000,000 authorized shares of preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a par value of $.001 per share and a stated value equal to $.001. The Holders of outstanding Series B Preferred Stock shall be entitled to participate in any dividends declared on the Corporation’s common stock .In addition to voting as a class as to all matters that require class voting under the Florida Business Corporation Act, the Holders of the Series B Preferred Stock shall vote on all matters with the holders of the Common Stock (and not as a separate class) on a one hundred vote per share (100:1) basis. The Holders of the Series B Preferred Stock shall be entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The Series B Preferred Stock shall, with respect to rights on liquidation, rank equivalent to all classes of the common stock, $.001 par value per share (collectively, the "Common Stock" or "Common Shares"), of the Corporation. Shares of Series B Preferred Stock may not be redeemed by the Corporation. Each share of Series B Preferred Stock shall be convertible, without the payment of any additional consideration by the holder thereof and at the option of the holder thereof, at any time after the Series B Issue Date at the conversion ratio of one (1) share of Series B Preferred Stock for one hundred (100) shares of Common Stock.

Holders
As of April 11, 2014, there are two holders of our preferred stock and approximately 75 shareholders of record of our common stock.

Transfer Agent and Registrar

On March 25, 2014, the Corporation appointed VStock Transfer, LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY 11516 as its transfer agent and registrar for its common stock, replacing Interwest Transfer Co., 1981 Murray Holladay Road, Suite 100Salt Lake City, Utah 84117, as its transfer agent and registrar for its common stock.

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

Shareholders should be aware that, according to SEC Release No. 34-29093dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers afterprices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

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

Recent Sales of Unregistered Securities

On January 22, 2014, the Company entered into an Agreement of Merger and Plan of Reorganization ("Merger Agreement") by and among the Company and the Vapor Group, Inc., a Florida corporation ("Vapor Group") and its shareholders, pursuant to which the Company will acquire 100% of the issued and outstanding shares of Vapor Group, in return for the issuance of 750,000,000 shares of its common stock following completion of a pending 30:1 reverse split of the Company’s common stock. On March 7, 2014, per a filing of an 8-K dated March 13, 2014, the Company and the other parties to the Merger Agreement amended the Merger Agreement such that:

(a)
The Company’s Series B Preferred Stock shall be issued in lieu of the issuance of the consideration of 750,000,000 shares of its Common Stock per the Merger Agreement, post an announced 30:1 reverse split, issuable to the Vapor Group Shareholders under the terms and conditions of the Merger Agreement;

(b)
The quantity of shares of Series B Preferred Stock issuable in connection with the Merger Agreement shall be calculated by dividing the 750,000,000 shares of Common Stock by the 100:1 convertibility feature of the Series B Preferred Stock, such that only 7,500,000 shares of Series B Preferred Stock shall be issued as the consideration under the Merger Agreement;

(c)
The 7,500,000 shares of Series B Preferred Stock shall remain authorized but unissued until after the effective date of the announced 30:1 reverse split of the Company’s Common Stock, at which time said issuance of Series B Preferred Stock shall be further reduced 30:1 similar to the effect of the reverse split, such that only 250,000 shares of Series B Preferred Stock are issued as the sole consideration to the Vapor Group Shareholders for entering into the Merger Agreement.

(d)
Any and all shares of Series B Preferred Stock shall be restricted from any conversion into shares of Common Stock by any holder thereof for a period of eighteen (18) months from the date of their issuance.

On March 13, 2014, the Company announced by filing form 8-K on March 18, 2014, that the aforementioned 30:1 reverse split of the Company’s Common Stock had been cancelled. As a result and consistent with the intent of the prior announcement amending the terms and conditions of the Merger Agreement, the aforementioned (see “(c)” above) 250,000 shares of Series B Preferred Stock granted in consideration of the Merger Agreement, as calculated “post reverse split” had there been one, shall be issued on the books and records of the Company to the Shareholders of Vapor Group. Said issuance by resolution of the Board of Directors occurred on March 17, 2014.

On March 31, 2014, the Company issued 7,000,000 shares of its restricted common stock to two of the three holders of the membership units of American Vaporizer, LLC, a Delaware limited liability company, in return for an incremental twenty-six percent (26%) of American Vaporizer, LLC, such that the Company currently owns fifty-one percent (51%) of American Vaporizer, LLC, having already owned twenty-five percent (25%) of American Vaporizer, LLC. As a result of the issuance American Vaporizer, LLC becomes a majority-owned subsidiary of the Company.

All the above securities mentioned qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Changes in Control

On September 3, 2013, the majority shareholder of the Company and Corporate Excellence Consulting, Inc., a Florida corporation (collectively, the “Sellers”), who were the record holders respectively of 165,000,000 shares of restricted common stock (61.11% of the issued and outstanding shares prior to issuances connected to the Merger Agreement) and 1,000,000 shares of the Series A Preferred Stock of the Company, entered into a share purchase agreement (the “Share Purchase Agreement”) with Dror Svorai, an individual, (the “Buyer”), and the future President and CEO of the Company (post-Merger Agreement). In accordance with the Share Purchase Agreement, the Sellers agreed to sell and transfer over time the 165,000,000 shares of restricted common stock and the 1,000,000 shares of Series A Preferred Stock of the Company to the Buyer for a total purchase price of $115,000. The Share Purchase Agreement provides that the purchase price be paid on or before February 13, 2014 and that as the purchase price is being paid by the Buyer, the shares of common and preferred stock are to be released pro-rata to the Buyer by the Sellers. The Share Purchase Agreement was completed and paid-in-full within its terms, and the sale and transfer of the common stock and Series A Preferred Stock to the Buyer was finalized on February 20, 2014. The sale and purchase of the 165,000,000 shares of common stock of the Company constitutes 49.34% of the total issued and outstanding shares of the Company of 334,381,399 as of April 11, 2014, and the sale and purchases of the 1,000,000 shares of Series A Preferred Stock constitutes 100% of the total issued and outstanding shares of preferred stock which has over 50% voting control of the Company. As a result, Dror Svorai, an individual, is the controlling shareholder of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any equity compensation plans as of December 31, 2013. Our Board of Directors may adopt an equity compensation plan in the future.

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of the Aviation Company thru 2013

Young Aviation, founded in 2004, is a diversified broker and supplier of parts, components and products to the general aviation and aerospace markets of the U.S., Europe and Asia. "General aviation" is defined as all aviation other than military and scheduled commercial airlines. Over 20% of our sales revenue has been derived from international sales for the period from January 1, 2009 to date.

Young Aviation services a broad range of clients such as aircraft leasing companies, major airlines, repair stations, fixed-base operators, leasing companies and aftermarket suppliers.

Cost of Goods Sold by the aviation company have increased to $44,802 for the year ended December 31, 2013 from $35,596 for the year ended December 31, 2012. The increase is primarily due to the increase in sales of the Company’s products and services.

Operating Expenses:

Operating expenses decreased by $105,057 or 62.21% to $63,809 for the year ended December 31, 2013 from $168,866 for the year ended December 31, 2012. The decrease in operating expenses was primarily due to the reduction in General and administrative expenses.

Loss from Operations:

Loss from operations was $45,880 for the year ended December 31, 2013 compared to a loss of $146,406 for the year ended December 31, 2012 mainly due to the decrease in Operating Expenses described above.

Interest Income:

The company had no interest income to report.

Net Loss:
Net Loss was $60,022 for the year ended December 31, 2013 compared to a loss of $235,713 for the year ended December 31, 2012 mainly due to the decrease in Operating Expenses described above.

Going Concern

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2013, the Company had a net loss and net cash used in operations of $60,022 and $0, respectively, and a total stockholders’ deficit of $289,219. These matters have raised substantial doubt about the Company's ability to continue as a going concern. Going forward, the ability of the Company to continue as a going concern is dependent on its ability to raise additional capital, further implement or augment its business model and business plan, and to generate additional revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the actions taken in connection with the Merger Agreement provide the opportunity for the Company to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had net current liabilities of $290,219 compared to $233,197 as of December 31, 2012. Our balance of cash and cash equivalents at December 31, 2013 was $0 as well as at December 31, 2012.

Operational cash flow

We had operating cash outflows in the year ended December 30, 2013 of $0, and $28,576 in the year ended December 30, 2012. Our primary uses of cash have been for marketing expenses and general working capital purposes. All cash we received over the reported periods has been expended in the furtherance of growing assets.

Financing cash flows

Going forward, we may not have sufficient resources to fully develop any new products or technologies or expand our inventory levels unless we are able to raise additional financing. We can make no assurances these required funds will be available on favorable terms, if at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase costs to raise capital and/or result in further dilution. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations.

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

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 21, 2013, the PCAOB revoked the registration of the Company’s prior independent accountant, Harris F. Rattray, CPA (“Harris”), due to Harris’ violations of PCAOB rules and auditing standards in auditing the financial statements and PCAOB rules and quality control standards with respect to Harris’ clients.

On November 27, 2013, Harris F. Rattray, CPA (“Harris”) resigned as the independent registered public accounting firm of the Company. The resignation was accepted by the Board of Directors of the Company (the “Board”).

Other than an explanatory paragraph included in Harris’ audit reports for the Company's fiscal year ended December 31, 2012 and 2011 relating to the uncertainty of the Company's ability to continue as a going concern, the audit reports of Harris on the Company's financial statements for the last two fiscal years ended December 31, 2011 and 2012 through September 30, 2013, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's 2012 and 2011 fiscal years and through the date of this Current Report on Form 8-K, (1) there were no disagreements with Harris on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Harris, would have caused Harris to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Harris with a copy of the foregoing statements and had requested that Harris provide it with a letter addressed to the Securities and Exchange Commission stating whether he agrees with the foregoing statements. A copy of said letter, was filed on Form 8-K filed with the SEC on January 21, 2014.

On January 9, 2014, the Company engaged Terry L. Johnson, CPA, as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended December 31, 2011, December 31, 2012 and December 31, 2013 through January 9. 2014 neither the Company nor anyone acting on its behalf consulted with Terry L. Johnson, CPA regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Terry L. Johnson, CPA on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Harris or a reportable event with respect to Harris.

As of March 31, 2014, the Company has re-filed audited financial statements for the year ended December 31, 2012 and re-reviewed quarterly financial statements for March 31, 2012, June 30, 2012, September 30, 2012, and March 31, 2013, June 30, 2013 and September 30, 2013, each of which was audited and/or reviewed respectively by Terry L. Johnson, CPA.

As of December 31, 2013, there were no disagreements with Terry L. Johnson, CPA, on accounting or financial disclosure matters.

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

Effective on September 23, 2013, the Board of Directors of AvWorks Aviation Corp., a Florida corporation (the "Company"), accepted the resignation of Michael Zoyes as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Simultaneously, the Board of Directors accepted the consent of Joe Eccles, as a member of the Board of Directors, the President/Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company. Therefore, as of December 31, 2013, the sole officer and member of the Board of Directors is Joe Eccles. Mr. Zoyes did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On January 22, 2014, the Company entered into an Agreement of Merger and Plan of Reorganization ("Merger Agreement") by and among the Company and the Vapor Group, Inc., a Florida corporation ("Vapor Group") and the shareholders of Vapor Group (the “Vapor Group Shareholders”), pursuant to which the Company will acquire 100% of the issued and outstanding shares of Vapor Group from the Vapor Group Shareholders. The Merger Agreement became effective as of January 27, 2014 with its acceptance for filing in the State of Florida.

As a result of the Merger Agreement: (i) Joe Eccles resigned as the sole member of the Board of Directors and as the President, Secretary and Treasurer/Chief Financial Officer of the Company; (ii) Dror Svorai consented to act as a member of the Board of Directors and as the President/Chief Executive Officer and Treasurer of the Company; (iii) Yaniv Nahon consented to act as a member of the Board of Directors and as a Vice President/Chief Operating Officer, Secretary of the Company; and Jorge Schcolnik consented to act as a member of the Board of Directors and Vice President/Chief Financial Officer of the Company. Mr. Eccles did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

The biographies of the new directors and officers to be elected and appointed respectively are set forth below as follows:

Dror Svorai. Mr. Svorai, President and Chief Executive Officer and Treasurer of the Vapor Group, Inc. is a founder in 2012 of the Vapor Group, Inc., and its subsidiaries, Total Vapor Inc., Vapor 123, Inc. and Vapor Products, Inc. For the past two years he has overseen the day-to-to operations of these companies and managed their steady growth. In the ten years prior to 2012, Mr. Svorai has served in executive positions, including president and chief executive officer of several companies, and has maintained an ongoing involvement in several private real estate ventures.

Before then, Mr. Svorai also was involved in investments of real estate, and was a business owner in the garment industry and the private jet industry. From 1997 until 2001, Mr. Svorai was the founder and chief executive officer of Ocean Drive of Orlando. From 1998 until 2003, Mr. Svorai was the founder and chief executive officer of Ocean Drive Fashion. From 2003 until 2006 Mr. Svorai was the founder and chief executive officer of the D & D Fashion Group Inc.

Yaniv Nahon. Mr. Nahon established the first e-cigarette retail business in Southwest Florida in 2008. Since 2008, he has remained focused on the development and marketing of e-cigarettes at both the wholesale and retail levels, owning an operating his own retail businesses. In 2012 he joined Vapor Group as Vice President and Chief Operating Officer having overall responsibility for product development, quality control and the supply chain. Mr. Nahon is also the corporate Secretary of the Vapor Group and a member of its Board of Directors.

Jorge Schcolnik. In September 2013, Mr. Schcolnik became Vice President, Chief Financial Officer and a member of Board of Directors of the Vapor Group. During the past five years, Mr. Schcolnik has been involved in several large international companies. Mr. Schcolnik was one of the founders of Integral Bioenergies Systems SL, a company located in Spain, where he was involved in its restructure and ultimate sale in 2008. Mr. Schcolnik was associated with E-Libro Corp. for which he deployed the digital publishing market in Argentina. He was also associated with the Federal and City of Buenos Aires Government for the company's academic platform. Since 2010, Mr. Schcolnik has been an officer in Advanced Envirotec Corp., Advanced Copisa Environmental Corp. and other environmental remediation companies. Since 1995, Mr. Jorge Schcolnik has also been representing the State of Buenos Aires, Argentina, within the United States in a number of capacities Commencing 1999, Mr. Schcolnik acted as the chief advisor to the Small and Medium Sized Enterprises Secretariat of the Republic of Argentina based in the United States. Mr. Schcolnik held that position until 2001. During 2001, Mr. Schcolnik participated as a co-founder of Enterprise Buenos Aires Corp., which was later transformed into EBA PLC Corp., a company dedicated to the development of power-line communications. EBA PLC Corp. became a prominent company within the power line communications industry as after two years it was sold in a transaction involving several million US Dollars. Mr. Schcolnik was born in Buenos Aires, Argentina, in 1945 and moved to the United States in September 1995.

Off Balance Sheet Arrangements

As of December 31, 2013, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2013.

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

Financial statements are included and may be found at pages F-1 through F-11.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 21, 2013, the PCAOB revoked the registration of the Company’s prior independent accountant, Harris F. Rattray, CPA (“Harris”), due to Harris’ violations of PCAOB rules and auditing standards in auditing the financial statements and PCAOB rules and quality control standards with respect to Harris’ clients.

On November 27, 2013, Harris F. Rattray, CPA (“Harris”) resigned as the independent registered public accounting firm of the Company. The resignation was accepted by the Board of Directors of the Company (the “Board”).

Other than an explanatory paragraph included in Harris’ audit reports for the Company's fiscal year ended December 31, 2012 and 2011 relating to the uncertainty of the Company's ability to continue as a going concern, the audit reports of Harris on the Company's financial statements for the last two fiscal years ended December 31, 2011 and 2012 through September 30, 2013, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's 2012 and 2011 fiscal years and through the date of this Current Report on Form 8-K, (1) there were no disagreements with Harris on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Harris, would have caused Harris to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Harris with a copy of the foregoing statements and had requested that Harris provide it with a letter addressed to the Securities and Exchange Commission stating whether he agrees with the foregoing statements. A copy of said letter, was filed on Form 8-K filed with the SEC on January 21, 2014.

On January 9, 2014, the Company engaged Terry L. Johnson, CPA, as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended December 31, 2011, December 31, 2012 and December 31, 2013 through January 9. 2014 neither the Company nor anyone acting on its behalf consulted with Terry L. Johnson, CPA regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Terry L. Johnson, CPA on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Harris or a reportable event with respect to Harris.

As of March 31, 2014, the Company has re-filed audited financial statements for the year ended December 31, 2012 and re-reviewed quarterly financial statements for March 31, 2012, June 30, 2012, September 30, 2012, and March 31, 2013, June 30, 2013 and September 30, 2013, each of which was audited and/or reviewed respectively by Terry L. Johnson, CPA.

There were no disagreements with Terry L. Johnson, CPA, or any other accountants on accounting or financial disclosure matters.

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

Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated properly to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2013, our internal controls over financial reporting were effective and that there were no material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

During the fourth quarter ended December 31, 2013, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoter and Control Persons

The below table lists all current officers and directors of the Company as of the date of the filing of this Report. All officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

NAME	AGE	POSITION
Dror Svorai	45	President, CEO, Treasurer, Director
Yaniv Nahon	32	Vice President, Secretary, COO, Director
Jorge Schcolnik	69	Vice President, CFO, Director

The business background descriptions of the newly appointed director and officer are as follows:

Dror Svorai. Mr. Svorai, President and Chief Executive Officer and Treasurer of the Vapor Group, Inc. is a founder in 2012 of the Vapor Group, Inc., and its subsidiaries, Total Vapor Inc., Vapor 123, Inc. and Vapor Products, Inc. For the past two years he has overseen the day-to-to operations of these companies and managed their steady growth. In the ten years prior to 2012, Mr. Svorai has served in executive positions, including president and chief executive officer of several companies, and has maintained an ongoing involvement in several private real estate ventures.

Before then, Mr. Svorai also was involved in investments of real estate, and was a business owner in the garment industry and the private jet industry. From 1997 until 2001, Mr. Svorai was the founder and chief executive officer of Ocean Drive of Orlando. From 1998 until 2003, Mr. Svorai was the founder and chief executive officer of Ocean Drive Fashion. From 2003 until 2006 Mr. Svorai was the founder and chief executive officer of the D & D Fashion Group Inc.

Yaniv Nahon. Mr. Nahon established the first e-cigarette retail business in Southwest Florida in 2008. Since 2008, he has remained focused on the development and marketing of e-cigarettes at both the wholesale and retail levels, owning an operating his own retail businesses. In 2012 he joined Vapor Group as Vice President and Chief Operating Officer having overall responsibility for product development, quality control and the supply chain. Mr. Nahon is also the corporate Secretary of the Vapor Group and a member of its Board of Directors.

Jorge Schcolnik. In September 2013, Mr. Schcolnik became Vice President, Chief Financial Officer and a member of Board of Directors of the Vapor Group. During the past five years, Mr. Schcolnik has been involved in several large international companies. Mr. Schcolnik was one of the founders of Integral Bioenergies Systems SL, a company located in Spain, where he was involved in its restructure and ultimate sale in 2008. Mr. Schcolnik was associated with E-Libro Corp. for which he deployed the digital publishing market in Argentina. He was also associated with the Federal and City of Buenos Aires Government for the company's academic platform. Since 2010, Mr. Schcolnik has been an officer in Advanced Envirotec Corp., Advanced Copisa Environmental Corp. and other environmental remediation companies.

Since 1995, Mr. Jorge Schcolnik has also been representing the State of Buenos Aires, Argentina, within the United States in a number of capacities Commencing 1999, Mr. Schcolnik acted as the chief advisor to the Small and Medium Sized Enterprises Secretariat of the Republic of Argentina based in the United States. Mr. Schcolnik held that position until 2001. During 2001, Mr. Schcolnik participated as a co-founder of Enterprise Buenos Aires Corp., which was later transformed into EBA PLC Corp., a company dedicated to the development of power-line communications. EBA PLC Corp. became a prominent company within the power line communications industry as after two years it was sold in a transaction involving several million US Dollars. Mr. Schcolnik was born in Buenos Aires, Argentina, in 1945 and moved to the United States in September 1995.

Currently, Mr. Svorai, Mr. Nahon and Mr. Schcolnik are the Company’s sole officers and directors.

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

Committees of the Board

None.

Board Meetings and Committees; Annual Meeting Attendance

During 2013, the Company did not conduct any formal Board meetings and conducted business through Written Actions.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table lists the compensation of the Company's principal executive officers for the years ended December 31, 2013 and 2012. The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred. The following information includes the aggregated Company Options issued to the Company's executive officers pursuant to the Merger and those issued under the LTIP.

Name and all other Principal Position Compensation ($)	Total ($)	Year	Salary ($)		Bonus ($)	Stock Awards ($)

Joe Eccles, President, CEO	$0	2013		$0	$0	$0

Michael Zoyes, President, CEO	$0	2013		$0	$0	$0

Joel A Young, President, CEO	$0	2013		$0	$0	$0
	$0	2012		$0	$0	$0
	$36,180	2011		$20,000	$16,180	$36,180
	$33,190	2010	$		$33,190	$33,190

Vincent Beatty - CEO, President, CFO and	$0	2011		$0	$0	$0
Director	$10,000	2010		$10,000		$10,000	(1)
	$0	2009		$0	$0	$0

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 11, 2014, the number and percentage of shares of Preferred Stock and Common Stock of the Company, owned of record and beneficially, by each person known by the Company to own 5% or more of such stock, each director of the Company, and by all executive officers and directors of the Company, as a group:

Name and Address	Class	Number of Shares(1)		Percentage
Dror Svorai (3)	Series A Preferred	1,000,000		100.00%
Dror Svorai (3)	Series B Preferred	187,500	(2)	75.00%
Yaniv Nahon (4)	Series B Preferred	62,500	(2)	25.00%
Dror Svorai (3)	Common	165,000,000		49.34%
Jorge Schcolnik (5)	Common
M Svorai Investments, Inc. (6)	Common	20,701,350		6.19%
All officers and directors as a group (3 persons)	Series A Preferred	1,000,000		100.00%
Dror Svorai (3) and Yaniv Nahon (4)	Series B Preferred	250,000	(2)	100.00%
Dror Svorai (3)	Common	165,000,000		49.34%
_______
(1)
The numbers and percentages set forth in these columns are based on 334,381,399 shares of Common Stock outstanding as of April 11, 2014. The number and percentage of units beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any equity securities as to which the holder has sole voting power or investment power and also any shares that the holder has the right to acquire within 60 days.

(2)
The quantities of Series B Preferred Stock set forth in these columns is based on an allocation of the total of 250,000 shares of Series B Preferred Stock to be issued per the terms and conditions of the Merger Agreement, as amended, per the Form 8-K dated March 7, 2014, filed by the Company on March 11, 2014.

(3)	Mr. Svorai's address is 3901 SW 47th Avenue, Suite 415, Davie, Florida 33314.
(4)	Mr. Nahon's address is 3901 SW 47th Avenue, Suite 415, Davie, Florida 33314.
(5)	Mr. Schcolnik's address is 3901 SW 47th Avenue, Suite 415, Davie, Florida 33314.
(6)	The address of M Svorai Investments, Inc. is 1065 Lyontree St., Hollywood, Florida33019.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities ("Reporting Persons"), to file reports with the Commission. The Company believes that during fiscal 2012, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for the transactions described below, none of our directors, officers or principal shareholders, or any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As incurred by AvWorks Aviation Corp.

Audit and Accounting Fees. Terry L. Johnson, CPA, invoiced the Company $14,500 for professional services rendered for the annual audit for the year ended December 31, 2013, December 31, 2012 and December 31, 2011, the quarterly review of the Company's financial statements for 2013 and 2012, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees: No amounts have been billed to the Company for the preparation of tax returns for the fiscal years ended December 31, 2013.

All Other Fees. We incurred no other fees for the years ended December 31, 2013 and 2012.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit No.	Description

(a)	Financial statements for AvWorks Aviation Corp. listed in the Index on page F-1 are filed as part of this Annual Report.

31.1 and 31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AvWorks Aviation Corp.

DATE: April 11, 2014	By:	/s/ Dror Svorai
Dror Svorai President and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of
AvWorks Aviation Corp
Sunrise, Florida

I have audited the accompanying consolidated balance sheets of AvWorks Aviation Corp and its subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Terry L. Johnson, CPA
Casselberry, Florida
April 5, 2014

AVWORKS AVIATION CORP.
BALANCE SHEET

	As of December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Other current assets	$-	$-
Total current assets	-	-

FIXED ASSETS
Property, plant and equipment, net	1,000	3,000

TOTAL ASSETS	$1,000	$3,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft	$-	$400
Accrued expenses	139,626	82,204
Notes payable	150,593	150,593
TOTAL CURRENT LIABILITIES	290,219	233,197

TOTAL LIABILITIES	290,219	233,197

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
1,000,000 and -0- issued and outstanding at December 31,
2013 and 2012, respectively	1,000	-
Common stock, $0.001 par value, 500,000,000 shares authorized,
270,020,145 and 270,020,145 issued and outstanding at
December 31, 2013 and 2012 respectively,	270,020	270,020
Addional paid in capital	1,005,966	1,005,966
Accumulated deficit	(1,566,205)	(1,506,183)
TOTAL STOCKHOLDERS' DEFICIT	(289,219)	(230,197)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,000	$3,000

The accompaying notes are an integral part of these financial statements.

AVWORKS AVIATION CORP.
STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012

NET REVENUES	$62,731	$58,056

COST OF REVENUES	44,802	35,596

GROSS PROFIT	17,929	22,460

COST AND EXPENSES
Depreciation	2,000	2,000
Selling and marketing expenses	99	10,018
General and administrative expenses	61,710	156,848
	63,809	168,866

(Loss) from continuing operations	(45,880)	(146,406)

Casualty loss	-	(78,838)

Interest expense	(14,142)	(10,469)
Total other income and (expense)	(14,142)	(89,307)
Net (Loss)	$(60,022)	$(235,713)

Earnings (loss) per share - Basic	$-	$-

Weighted average number of shares outstanding	270,020,145	267,465,400

The accompaying notes are an integral part of these financial statements.

AVWORKS AVIATION CORP.
STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2011	$-	$-	262,310,000	$262,310	$989,623	$(1,270,470)	$(18,537)

Return to authorised #1605 and 1606			(10,000,000)	-

Common stock issued for services			10,000,000	-

Common stock issued for conversion of note payable			7,710,145	7,710	16,343		24,053

Net loss			-	-	-	(235,713)	(235,713)

Balance at December 31, 2012	-	-	270,020,145	270,020	1,005,966	(1,506,183)	(230,197)

Preferred stock issued for services	10,000,000	1,000					1,000

Net loss						(60,022)	$(60,022)

Balance at December 31, 2013	10,000,000	1,000	270,020,145	270,020	1,005,966	(1,566,205)	(289,219)

The accompaying notes are an integral part of these financial statements.

AVWORKS AVIATION CORP
STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,022)	$(235,713)
Adjustments to reconcile increase(decrease) in net assets to cash provided by operating activities:
Common stock issued for services	4,000	-
Interest paid by shareholder	-	20,138
Depreciation	2,000	2,000
Changes in operating assets and liabilities:
Inventory	-	45,100
Accounts receivable	-	19,030
Other assets	-	3,653
Accounts payables	-	42,623
Accrued expenses	54,022
Note payable	-	74,593

NET CASH USED IN OPERATING ACTIVITIES	-	(28,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Overdraft	-	400
Contribution by member	-	-
Officer advance receivable decrease	-	-
Notes payable converted to common stock	-	16,070
Proceeds from sale of common stock	-	7,983
Proceeds from loans payable	-	-
Net cash used in provided by financing activities	-	24,453

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(4,123)

CASH - BEGINNING OF YEAR	-	4,123

CASH - END OF YEAR	$-	$-
Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-Cash Financing Activities
Stock issued for payment of debt	$-	$16,070

The accompaying notes are an integral part of these financial statements.

AVWORKS AVIATION CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013

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

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $-0- and $28,576, respectively, for the years ended December 31, 2013 and 2012. In addition, the Company had a working capital deficit of $290,219 and $233,197 at December 31, 2013 and 2012, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, further implement its business plan and to generate additional revenues.

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

Property and equipment is as follows as of December 31, 2013 and 2012:

	2013	2012
Furniture and fixtures	$147	$147
Office equipment	165	165
Computer software	2,675	2,675
Motor vehicle	10,000	10,000
	12,987	12,987
Accumulated depreciation	11,987	9,987
Net property and equipment	$1,000	$3,000

Depreciation expense for the years ended December 31, 2013 and December 31, 2012 was $2,000 and $2,000, respectively. The use of our property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Notes 4 – Notes Payable

The Company had notes payable totaling $150,593 and $150,593 at December 31 2013 and 2012 respectively. On August 15, 2011, an individual loaned the Company $20,000 in exchange for a Promissory Note bearing interest at 5% for a term of six months. In lieu of paying interest on the note, restricted shares of the Company's common stock was issued to the note-holder. The Note was paid in full in April 2012. On November 22, 2011, an individual loaned the Company $6,000 in exchange for a Promissory Note bearing interest at 10% for a term of six months.

On December 5, 2011, an individual loaned the Company $50,000 in exchange for a Promissory Note bearing interest at 12% for a term of one month, renewable each month if agreed upon by the parties. To date, the parties have agreed to renew and extend the note each month. The accrued interest payable balance on this note was $12,083 at December 31, 2013 and is included in the Accrued Expense section of the Company's balance sheet.

On February 2, 2012, an entity loaned the Company $42,500 in exchange for a Promissory Note bearing interest at 8% for a term of nine months, convertible after nine months at 50% of the market price of our shares. In May 2012, the Company repaid 28,000 of this note together with accrued interest thereon. As a result, the balance of the note amounted to $15,384 and the accrued interest was $2,213 and is included in the Accrued Expense section of the Company's balance sheet.

On April 11, 2012, the Company borrowed funds from unaffiliated investment firm in the amount of $32,500 bearing interest at the rate of 12% per year. The accrued interest on this note is $4,147 at December 31, 2013 and is included in the Accrued Expense section of the Company’s balance sheet.

From May through October 2012, the Company’s director converted accrued expense and/or loaned the Company a total of $40,000. The accrued interest on this note as of December 31, 2013 is $4,800 and is included in the Accrued Expense section of the Company’s balance sheet.

On June 1, 2012, the Company borrowed $8,877 from unaffiliated third party. The accrued interest on this note as of December 31, 2013 is $1,083 and is included in the Accrued Expense section of the Company’s balance sheet.

All of the above notes are now due on demand and are uncollateralized.

As a result of the above, the balance at December 31, 2013, of the notes payable is $150,593 and the accrued interest thereon is $25,276.

Other Current Liabilities - The Company had other current liabilities consisting of the following at December 31,

	2013	2012
Accrued Payroll	$114,350	$70,000
Accrued interest payable	25,276	12,204
Total Accrued expense	$139,626	$82,204

Note 5 – Stock

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value $0.001. 1,000,000 and -0- shares were issued and outstanding as of December 31, 2013 and 2012, respectively.

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors. The Company had 270,020,145 and 270,020,145 issued and outstanding common stock shares as of December 31, 2013 and December 31, 2012, respectively.

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

Note 7 – Subsequent events

On January 22, 2014 the Company did a reverse merger with Vapor Group, Inc. Subsequent to the merger the Company changed their name to Vapor Group, Inc.

On March 7, 2014 and March 11, 2014, as filed on a Form 8-K on March 13, 2014 and March 18, 2014, the Company amended the terms and conditions of the Merger Agreement.

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.