Form 10-Q
period 2014-03-31
Vapor Group, Inc.
filed 2014-05-20
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

☐ Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-27795
(Commission file number)

VAPOR GROUP, INC.
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

Common Stock, $0.001 par value 334,381,399 shares issued & outstanding on May 20, 2014

Series A Preferred Stock, $0.001 par value, 1,000,000 shares issued & outstanding on May 20, 2014

Series B Preferred Stock, $0.001 par value, 250,000 shares issued & outstanding on May 20, 2014

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report"), in particular the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 herein ("MD&A") contains certain "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "project(s)," (plan(s)," "intend(s)," "expect(s)," "might," may" and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. These statements are based on current expectations and current the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company's actual results and financial condition. The reader should consider the following list of general factors that could affect the Company's future results and financial condition.

Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

●	The success or failure of management's efforts to implement their business strategy
●	The ability of the Company to raise sufficient capital to meet operating requirements
●	The uncertainty of consumer demand for our products and services;
●	The ability of the Company to compete with major established companies;
●	Heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
●	Absolute and relative performance of our products and services;
●	The effect of changing economic conditions;
●	The ability of the Company to attract and retain quality employees and management;
●	The current global recession and financial uncertainty; and
●	Other risks which may be described in future filings with the U.S. Securities and Exchange Commission ("SEC").

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

VAPOR GROUP, INC.
FORM 10-Q
March 31, 2014

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Vapor Group.”, “we,”, “us,” “our” and the “Company” refer to Vapor Group, Inc. and its consolidated, wholly-owned subsidiaries, Total Vapor Inc., Vapor 123 Inc. Vapor Products, Inc., and its 51% owned subsidiary, American Vaporizer, LLC and the “American Smoke” brand of American Vaporizer, LLC.

PART I – FINANCIAL INFORMATION

Item 1 – Condensed, Consolidated Financial Statements

VAPOR GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of	As of
	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$61,313	$48,177
Accounts receivable	145,257	104,856
Loan to shareholder	133,187	282,872
Inventory	172,293	149,732
Other current assets	767,134	358,483
Total current assets	1,279,184	944,120

PROPERTY AND EQUIPMENT, NET	36,952	16,054

OTHER ASSETS
Intangible assets, net	1,300	975
Deferred expenses	44,336	87,896
Total other assets	45,636	88,871

TOTAL ASSETS	$1,361,772	$1,049,045

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$244,807	$-
Accrued interest	105,273	88,375
Accrued expenses	143,161	-
Payroll tax liability	3,691	-
Convertible notes payable	889,620	319,527
Loans payable related party	14,000
Loans payable	180,593	437,910
Sales tax payable	9,197	9,197
TOTAL CURRENT LIABILITIES	1,590,342	855,009

TOTAL LIABILITIES	1,590,342	855,009

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 15,000,000 shares authorized,
1,250,000 and 1,000,000 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,250	1,000
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
334,381,399 and 270,020,145 issued and outstanding at March 31, 2014 and December 31, 2013, respectively,	334,381	270,020
Additional paid in capital	(326,808)	109,958
Accumulated deficit	(237,393)	(186,942)
TOTAL STOCKHOLDERS' DEFICIT	(228,570)	194,036
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,361,772	$1,049,045

The accompaying notes are an integral part of these financial statements.

VAPOR GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2014	2013

NET REVENUES	$966,411	$-

COST OF REVENUES	320,605	-

GROSS PROFIT	645,806	-

COST AND EXPENSES
Advertising and promotion	245,316	10,001
Commissions	250,301	-
Officers Compensation	-	-
Professional fees	44,927	-
General and administrative expenses	350,789	916

	891,333	10,917
(Loss) from continuing operations	(245,527)	(10,917)

OTHER INCOME(EXPENSE)
Interest expense	-	-
Other Income	8,134	3,917

Total other income and (expense)	8,134	3,917

Net (Loss)	$(237,393)	$(7,000)

Earnings (loss) per share - Basic	$-	$-

Weighted average number of shares outstanding	50,451	100

The accompanying notes are an integral part of these financial statements.

VAPOR GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(237,393)	$(7,000)
Adjustments to reconcile increase(decrease) in net assets to cash provided by operating activities:
Depreciation	1,585	-
Changes in operating assets and liabilities:
Inventory	(22,561)	190,386
Accounts receivable	(40,401)	-
Other assets	(408,651)	(19,000)
Accounts payables	244,808	(77,917)
Deferred expenses	43,560
Accrued expense	143,161	-
Accrued interest	16,898	(11,930)
Payroll liabilitiy	3,691	-

NET CASH USED IN OPERATING ACTIVITIES	(255,303)	74,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(22,483)	-
Payments for intangible assets	(325)
Net cash provided by investing activities	(22,808)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan to shareholder	(437,910)	30,005
Proceeds from sale of common stock	-	-
Proceeds from convertible notes	606,622	-
Proceeds from loans payable	163,685
Payment of loans	-	(102,728)
Net cash used in provided by financing activities	332,397	(72,723)

NET DECREASE IN CASH AND CASH EQUIVALENTS	54,286	1,816

CASH - BEGINNING OF YEAR	7,027	-

CASH - END OF YEAR	$61,313	$1,816
Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-Cash Financing Activities
Stock issued for payment of debt	$-	$-

The accompanying notes are an integral part of these financial statements.

VAPOR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

Note 1 – Nature and Description of Business

Company Background

We were originally incorporated under the laws of Canada on January 15, 1990, under the name "Creemore Star Printing, Inc." and changed our name on June 15, 2003 to "Smitten Press: Local Lore and Legends, Inc." We domesticated in the State of Nevada on May 8, 2007, and we were incorporated as SmittenPress: Local Lore and Legends, Inc. On April 30, 2010, our Board of Directors approved a change in our name to DataMill Media Corp., effective at the close of business on June 30, 2010.

We were a management consulting firm that planned to educate and assist small businesses to improve their management, corporate governance, regulatory compliance and other business processes, with a focus on capital market participation. On October 3, 2011. we closed the Share Exchange Agreement, which resulted in Young Aviation, LLC, (“Young Aviation”), becoming a wholly-owned subsidiary. On November 10, 2011, a majority of our shareholders approved a change in our name to AvWorks Aviation Corp.

As a result of acquiring Young Aviation, the Company ceased being a "shell company" as that term is defined in Section 12b-2 of the Securities Exchange Act of 1934.

The acquisition of Young Aviation is classified as a reverse merger and resulted in a change in control at the Company and a new focus on the business of Young Aviation. As the result of the slow growth of such operations, in early 2013 the Company decided to seek other business opportunities.

On September 3, 2013, the majority shareholder of the Company and record holder of 165,000,000 shares of restricted common stock of the Company (61.11% of the 270,020,145 shares of common stock issued and outstanding), and Corporate Excellence Consulting, Inc., a Florida corporation, the holder of 1,000,000 shares of the Series A Preferred Stock of the Company (100% of the issued and outstanding shares of preferred stock of the Company), (collectively, the “Sellers), entered into a share purchase agreement (the “Share Purchase Agreement”) with Dror Svorai, an individual, (the “Buyer”), and the future President and CEO of the Company (post-Merger Agreement as hereinafter described). In accordance with the Share Purchase Agreement, the Sellers agreed to sell and transfer over time the 165,000,000 shares of restricted common stock and the 1,000,000 shares of Series A Preferred Stock of the Company to the Buyer for a total purchase price of $115,000. The Share Purchase Agreement provides that the purchase price be paid on or before February 13, 2014 and that as the purchase price is being paid by the Buyer, the shares of common and preferred stock are to be released pro-rata to the Buyer by the Sellers. The Share Purchase Agreement was completed and paid-in-full within its terms, and the sale and transfer of the common stock and Series A Preferred Stock to the Buyer was finalized on February 20, 2014. The sale and purchase of the 165,000,000 shares of common stock of the Company constitutes 49.34% of the total issued and outstanding shares of the Company of 334,381,399 as of April 11, 2014, and the sale and purchases of the 1,000,000 shares of Series A Preferred Stock constitutes 100% of the total issued and outstanding shares of preferred stock which has over 50% voting control of the Company. As a result, Dror Svorai, an individual, is the controlling shareholder of the Company.

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

Merger and Plan of Reorganization with AvWorks Aviation Corp.

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

As a result of the Merger Agreement: (i) the Vapor Group assumed management control of the Company and established its business model and operations as the primary business operations of the Company; (ii) prior management resigned as the sole officer and director of the Company; (iii) Dror Svorai consented to act as a member of the Board of Directors, Chairman of the Board of Directors and as the President/Chief Executive Officer, and Treasurer of the Company; (iv) Yaniv Nahon consented to act as a member of the Board of Directors and as a Vice President/Chief Operating Officer, and Secretary of the Company; and (v) Jorge Schcolnik consented to act as a member of the Board of Directors and Vice President/Chief Financial Officer of the Company. Mr. Eccles did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

The “Agreement of Merger and Plan of Reorganization”, dated January 22, 2014, is considered a reverse merger, and resulted in a change in control at the Company and new management decided to abandon the former aviation business and focus solely on the business of Vapor Group.

Acquisition of American Vaporizer, LLC

On March 31, 2014, the Company entered into an Acquisition Agreement by and among the Company, American Vaporizer, LLC, a Delaware limited liability company ("American Vaporizer") and two of the three membership unit holders of American Vaporizer (the “Unit Holders”), pursuant to which the Company will increase its ownership interest in American Vaporizer from its previous twenty-five percent (25%) to fifty-one percent (51%), by acquiring an additional twenty-six membership units of American Vaporizer (the “Membership Units”) from the two Unit Holders. Under Florida law, the Agreement was effective immediately. The result of the Agreement is that American Vaporizer, LLC, becomes a majority-owned subsidiary of the Company.

In accordance with the terms and provisions of the Acquisition Agreement: (i) the Company acquired from the Unit Holders an aggregate 26 Membership Units, representing 26% of the one hundred (100) issued and outstanding Membership Units of American Vaporizer; (ii) in exchange thereof, the Company issued to the two Unit Holders an aggregate seven million (7,000,000) shares of its restricted common stock; (iii) the Company assumed a proportionate fifty-one percent (51%) of the assets and liabilities of American Vaporizer. On an ongoing basis, the two Unit Holders retained a forty-nine percent (49%) or forty-nine (49) Membership Units, of American Vaporizer.

No change in the names of the officers or their titles and responsibilities or in the membership of the directors of the Company occurred as a result of the Acquisition Agreement, nor are there any changes in the names and titles of the management of American Vaporizer, LLC.

In addition, per the Acquisition Agreement, the Company will invest an aggregate total of four hundred and forty thousand dollars ($440,000.00) as working capital into American Vaporizer for the sole purpose of expanding its sales and marketing activity (the “Capital Investment”), which amount includes an initial investment already made of one hundred and four thousand dollars ($104,000), leaving a remaining amount to be invested of three hundred and thirty-six thousand dollars ($336,000) which is to be invested within forty-five (45) days.

Additionally, as incremental working capital for expanding American Vaporizer’s business, (a) should American Vaporizer in six (6) months or less from the date of the Agreement, achieve five million dollars ($5,000,000) in gross revenues, VGI shall invest or cause to be invested into it not less than an additional three hundred thousand dollars ($300,000); or (b) should AMV by December 31, 2014, reach ten million dollars ($10,000,000) in gross revenues, VGI shall invest or cause to be invested into AMV an aggregate of not less than an additional seven hundred thousand dollars ($700,000.00 U.S.).

The foregoing is a summary of the material terms of the Acquisition Agreement. Additional information on the Acquisition Agreement as well as a full text copy of it, can be found in the “Current Report” filed on form 8-K with the Securities and Exchange Commission on April 16, 2014.

About Vapor Group, Inc.

The business of Vapor Group, Inc., www.vaporgroup.com, is the designing, developing, manufacturing and marketing high quality, vaporizers and e-cigarette brands which use state-of-the-art electronic technology and specially formulated, “Made in the USA” e-liquids, which may or may not contain nicotine. It offers a range of products with unique e-liquid flavors that is unmatched in our industry. Its products are marketed under the Vapor Group, Total Vapor, Vapor 123, American Smoke and Vapor Products brands which it sells nationwide through distributors, wholesalers and directly to consumers through its own websites and direct response advertising. Total Vapor Inc., Vapor 123 Inc. and Vapor Products, Inc., each a Florida corporation, are each a wholly-owned subsidiary of Vapor Group, Inc, and American Vaporizer, LLC, a Delaware limited liability company, is 51% owned by Vapor Group, Inc. as a result of its acquisition on March 31, 2014.

All of our E-cigarettes consist of a long-life battery, a heating element, a cartridge filled with an “e-liquid” and an atomizer which when heated, vaporizes the e-liquid. Because E-cigarettes are not “lit” like regular cigarettes, they don’t create flame, smoke from burning, ash, tar, noxious fumes or leftover “cigarette butts”. As a result, they may be used virtually anywhere.

Vapor Group is committed to providing E-cigarettes that are convenient and economical to use, safer and healthier than traditional smoking, and which provide a flavorful, enjoyable smoking experience.

We believe that we produce the highest quality e-liquids in the world. Our e-liquids are unsurpassed by any competitor in terms of their purity, high quality, and the steps that we take to protect our customers. All our e-liquids are formulated and mixed exclusively in the U.S. by an FDA registered laboratory by degreed professionals, in accordance with cGMP guidelines (21 CFR part 111). All our e-liquid ingredients are quarantined before use, and must pass an independent, third party laboratory test for purity. All our key ingredients are United States Pharmacopeia (“USP”) grade and kosher. Our lab carefully tests each batch of our e-liquid by high pressure liquid chromatograph to verify that we have the right levels of ingredients. Our high quality is a fundamental pillar of our competitive advantage.

Vapor Group, Inc. is committed to responsible business policies and practices, including, but not limited to, the marketing of our products only to persons eighteen years of age or older, not making or avoiding claims about our products’ health benefits, and fulfilling the requirements of all applicable municipal, state and federal laws and regulations.

About American Vaporizer, LLC

American Vaporizer, LLC, (www.americanvapor.com), founded in 2013, is an online marketer of the e-cigarette brand “American Smoke”, (www.americansmoke.com and www.tryamericansmoke.com), and includes other products and accessories including vaporizers designed specifically for the emerging Colorado Cannabis market.

American Vaporizer’s expertise is in the marketing through affiliates of its Electronic Cigarette Starter Kit and cartridges (808d battery). By letting the customer try the Starter Kit free-of-charge and signing the customer to its “Auto-Ship Home Delivery” subscription sales model, American Vaporizer has enjoyed considerable success compiling a large customer base that is currently receiving refills for its Starter Kit, auto-shipped, which provides it with a consistent, continuous revenue flow. American Vaporizer uses a mix of marketing strategies composed of “daily deal” websites, media buys, search, online affiliates, direct response and CPA networks as well as using its own onsite SEO/SEM experts to optimize and drive organic traffic. Customers can purchase products individually or as Starter Kits.

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $237,393 and a accumulated deficit of $237,393 as of March 31, 2014. In addition, the Company had a working capital deficit of $311,158 at March 31, 2014. These matters raise concern about the Company's ability to continue as a going concern which is dependent on the Company's ability to raise additional capital, further implement its business plan and to generate additional revenues.

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

The Company’s financial statements have been prepared as of the balance sheet date, March 31st 2014. The financial statements were prepared on May 18th 2014.

Tangible and Intangible Fixed Assets

Fixed assets include assets with an estimated useful life greater than one year and an acquisition cost greater than one thousand ($1,000) in respect of tangible assets, five thousands ($5,000) in respect of start-up costs, and one thousand ($1,000) in respect of other intangible assets, on an individual basis.

Purchased tangible and intangible fixed assets are stated at cost less accumulated depreciation and provisions, if any.

The cost of fixed asset improvements exceeding one thousand ($1,000) for individual tangible assets for the taxation period, and one thousand ($1,000) for individual intangible assets for the taxation period, increases the acquisition cost of the related fixed asset.

Depreciation is charged so as to write off the cost of tangible and intangible fixed assets, other than land and assets under construction, over their estimated useful lives, using the straight line method, on the following basis:

Type of assets	Depreciation method (straight line)	Number of years/%

Trademarks	$1,300	4 (25%)
Property and Equipment	$36,952	5 (20%)

Inventory

Purchased inventory is valued at acquisition cost. Acquisition costs doesn’t include the purchase cost and indirect acquisition costs such as customs fees, freight costs and storage fees, commissions, insurance charges and discounts, which are recorded as general and administrative expenses or other income as the case may be.

Internally developed inventory is stated at cost of direct materials, direct labour costs and other direct expenses are recorded as general and administrative expenses.

As of March 31st 2014, inventory totals $172,293.

Receivables

Upon origination, receivables are stated at their nominal value. At this time no provisions has been established due to the non-significant amount delinquency accounts.

Receivables as of March 31st 2014 are $145,257.

Payables

Payables are stated at their nominal value. Payables as of March 31st 2014 are $244,807.

Loans

Loans are stated at their nominal value. The portion of loans maturing within one year from the balance sheet date is included in Current Liabilities. For other specific financial liabilities, please see Note 4, below.

Borrowing Costs

Borrowing costs arising from loans attributable to the acquisition, construction or production of fixed assets are added to the cost of those assets. All other borrowing costs are recognised in the profit and loss account in the period in which they are incurred.

Note 4 – Deferred Expense

At March 31st 2014 and December 31, 2013 the Company recorded deferred expense of $44,336 and $87,896.

Note 5 – Property & Equipment

Furniture and Equipment consisted of the following:

	March, 31st 2014	December, 31st 2013

Copyrigths	15,000.00	15,000.00
Furniture	29,236.00	5,067.00
Total	-	20,067.00
Less Acumilated Depreciation	(7,284.00)	(4,013.00)
Property and equipment, net	36,952.00	16,054.00

Depreciation expense for the period ended March 31st 2014 was $3,271 and accumulated as of December 31st, 2013 was $4,013.

Notes 6 – Notes Payable

The Company had notes payable totaling $889.620 face value as of March 31st 2014 and accrued interest for $105,273, each of which are included in aggregate in the “notes payable” total of the Balance Sheet:

1.
Investment Firm: $99,500 Note: at various dates in 2013 and 2013, a corporation loaned the Company $99,500 in exchange for a Promissory Note bearing interest at 18% for a term of one year, renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $27,872 as of March 31st 2014.

2.
Investor Loan: $73,500 Note: at various dates in 2012 an individual loaned to the Company $40,000 in exchange for a Promissory Note bearing interest at 18% for a term of one year, renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $9,158 as of March 31st 2014.

3.
Investment Firm: $113,500 Note: at various dates in 2012 and 2013, a corporation loaned the Company $113,500 in exchange for a Promissory Note bearing interest at 18% for a term of one year, renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $27.230 as of March 31st 2014.

4.
Investment Firm: $44,000 Note: on November 15 and December 20, 2012, an individual loaned the Company $44,000 000 in exchange for a Promissory Note bearing interest at 18% for a term of one year, renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $16,372 as of March 31st 2014.

5.
Investment Firm: $11,027 Note: at various dates in 2013, a corporation loaned the Company $11,027 in exchange for a Promissory Note bearing interest at 18% for a term of one year, renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $3,126 as of March 31st 2014.

6.
Investment Firm: $11,500 Note: at various dates in 2013, a corporation loaned the Company $11,500 in exchange for a Promissory Note bearing interest at 18% for a term of one year, renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $1,794 as of March 31st 2014.

7.
Investment Firm: $103,500 Note issued on March 18, 2014 a corporation loaned the Company $103,500 in exchange for a Promissory Note bearing interest at 8% for a term of one year, renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $299 as of March 31st 2014.

8.
Investment Firm: $32,500 Note issued on February 7, 2014 a corporation loaned the Company $32,500 in exchange for a Promissory Note bearing interest at 8% for a term of one year, renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $376 as of March 31st 2014.

9.
Investment Firm; $83,500 Note issued on February 25, 2014 a corporation loaned the Company $83,500 in exchange for a Promissory Note bearing interest at 8% for a term of one year, renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $631 as of March 31st 2014.

10.
Investment Firm: $50,000 Note issued on March 12, 2014 a corporation loaned the Company $50,000 in exchange for a Promissory Note bearing interest at 10% for a term of one year, renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $264 as of March 31st 2014.

11.
Investment Firm: $150,000 Note issued on March 18, 2014 a corporation loaned the Company $150,000 in exchange for a Promissory Note bearing interest at 18% for a term of one year, renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $975 as of March 31st 2014.

All of the above notes are uncollateralized.

As a result of the above, the balance of the notes payable is $889,620 and $319,527 at March 31st 2014 and December 31st 2013, respectively and the accrued interest thereon is $105,273 and $88,375 at March 31st 2014 and December 31st 2013

Note 7 – Stock

Preferred stock

The Company is authorized to issue 15,000,000 shares of preferred stock at a par value $0.001. 1,250,000 shares were issued as of March 31, 2014 consisting of 1,000,000 shares of Series A Preferred Stock and 250,000 shares of Series B Preferred Stock. 1,000,000 shares of Series A Preferred Stock was issued as of December 31, 2013.

Common stock

The Company is authorized to issue up to 2,000,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors. The Company has 334,381,399 issued and outstanding common stock shares as of March 31, 2014 and 270,020,145 as of December 31, 2013, respectively.

On September 3, 2013, the majority record holder of 165,000,000 shares of restricted common stock of the Company (61.11% of the 270,020,145 shares of common stock issued and outstanding), and Corporate Excellence Consulting, Inc., a Florida corporation, the holder of 1,000,000 shares of the Series A Preferred Stock of the Company (100% of the issued and outstanding shares of preferred stock of the Company on that date), (collectively, the “Sellers), entered into a share purchase agreement (the “Share Purchase Agreement”) with Dror Svorai, an individual, (the “Buyer”), and the future President and CEO of the Company (post-Merger Agreement as herein described). In accordance with the Share Purchase Agreement, the Sellers agreed to sell and transfer over time the 165,000,000 shares of restricted common stock and the 1,000,000 shares of Series A Preferred Stock of the Company to the Buyer for a total purchase price of $115,000. The Share Purchase Agreement provides that the purchase price be paid on or before February 13, 2014 and that as the purchase price is being paid by the Buyer, the shares of common and preferred stock are to be released pro-rata to the Buyer by the Sellers. The Share Purchase Agreement was completed and paid-in-full within its terms, and the sale and transfer of the common stock and Series A Preferred Stock to the Buyer was finalized on February 20, 2014. The sale and purchase of the 165,000,000 shares of common stock of the Company constitutes 49.34% of the total issued and outstanding shares of the Company of 334,381,399 as of March 31, 2014, and the sale and purchases of the 1,000,000 shares of Series A Preferred Stock constitutes 100% of the total issued and outstanding shares of preferred stock which has over 50% voting control of the Company. As a result, Dror Svorai, an individual, is the controlling shareholder of the Company.

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

On January 22, 2014, AvWorks Aviation Corp. entered into an Agreement of Merger and Plan of Reorganization ("Merger Agreement") by and among the Company and the Vapor Group, Inc., a Florida corporation ("Vapor Group") and the shareholders of Vapor Group (the “Vapor Group Shareholders”), pursuant to which the Company will acquire 100% of the issued and outstanding shares of Vapor Group from the Vapor Group Shareholders in return for the issuance of 750,000,000 shares of its common stock. As a condition to be met prior to the closing of the Merger Agreement, the Company was required to increase its authorized shares of common stock to 2,000,000,000 from 500,000,000, which it did by filing an amendment to its Articles of Incorporation with the State of Florida on January 10, 2014, which amendment was accepted by the State of Florida on January 15, 2014 thereby increasing its authorized shares. The Merger Agreement subsequently became effective as of January 27, 2014 with its filing in the State of Florida. On March 7, 2014, per a filing of an 8-K dated March 13, 2014, the Company and the other parties to the Merger Agreement amended the Merger Agreement such that:

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

Note 8 – Legal Matters

The Company is not aware of any pending or threatened legal matters that would have a material impact on our financial condition.

Note 9 – Income Tax

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of March 31st 2014 and December 31st 2013:

	March 31, 2014	December 31, 2013
Deferred Tax Assets – Non-current:

NOL Carryover	$0	18,135

Less valuation allowance	0	(18,135)

Deferred tax assets, net of valuation allowance	$-	$-

At December 31, 2013, the Company had net operating loss carryforwards of approximately $0 that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 10 – Subsequent Events

On April 29, 2014, the Company closed a private placement whereby it entered into a securities purchase agreement, dated April 29, 2014 (the “Purchase Agreement”), with Hanover Holdings I, LLC, (“Hanover”), an affiliate of Magna Group (“Magna”). Pursuant to the Purchase Agreement, the Company sold Hanover four (4) 8% senior convertible promissory notes in aggregate principal amount of $1,342,391.17 million (collectively, the “Convertible Notes”, or individually, a “Convertible Note”) due twelve months from the date of the Convertible Notes’ issuance. The Notes were purchased by Hanover for $1,235,000. Proceeds from the Convertible Notes will be used by the Company to expand its business by, among other things, increasing product inventories for its brands and for expansion of the sales and marketing of its newly acquired subsidiary, American Vaporizer, LLC, including the purchase of additional inventories of product and e-liquids for the “American Smoke” brand of American Vaporizer, LLC.

The Convertible Notes matures on April 29, 2015 and accrue interest at an annual rate of 8.0%. Under terms of the private placement, after six months from the Convertible Notes’ issuance, or October 29, 2014, (the “Holding Period”), the Convertible Notes may be converted, in whole or in part, at Hanover’s option, at a fixed conversion price of $0.15 per share of the Company’s common stock (“Common Stock”), and subject to certain limitations and exceptions stated within each of the Convertible Notes. After the Holding Period, Hanover will be entitled to convert any portion of the Convertible Notes to the extent that after such conversion, Hanover (together with its affiliates) would beneficially own no more than 4.99% of the outstanding shares of the Common Stock as of such date. After any conversion, Hanover may not sell more than 20% of the trading volume of the Common Stock during any single trading day.

If at any time after the Holding Period, the Common Stock is trading below $0.18, the Company will be considered in default of the Convertible Notes.

The Company has the right at any time to redeem all or a portion of the total outstanding amount then remaining under any or all of the Convertible Notes in cash at a 30% premium.

The issuance of the Convertible Notes to Hanover under the Purchase Agreement were exempt from the registration requirements of the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). The Company made this determination based on the representations of Hanover in the Purchase Agreement that Hanover is an “accredited investor” within the meaning of Rule 501 of Regulation D and has access to information about its investment and about the Company.

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our consolidated financial statements and their related notes included elsewhere in this report.

General

Executive Overview

The business of Vapor Group, Inc., www.vaporgroup.com, is the designing, developing, manufacturing and marketing high quality, vaporizers and e-cigarette brands which use state-of-the-art electronic technology and specially formulated, “Made in the USA” e-liquids, which may or may not contain nicotine. It offers a range of products with unique e-liquid flavors that is unmatched in our industry. Its products are marketed under the Vapor Group, Total Vapor, Vapor 123, American Smoke and Vapor Products brands which it sells nationwide through distributors, wholesalers and directly to consumers through its own websites and direct response advertising. Total Vapor Inc., Vapor 123 Inc. and Vapor Products, Inc., each a Florida corporation, are each a wholly-owned subsidiary of Vapor Group, Inc, and American Vaporizer, LLC, a Delaware limited liability company, is 51% owned by Vapor Group, Inc. as a result of its acquisition on March 31, 2014.

Vapor Group is committed to providing E-cigarettes that are convenient and economical to use, safer and healthier than traditional smoking, and which provide a flavorful, enjoyable smoking experience.

We believe that we produce the highest quality e-liquids in the world. Our e-liquids are unsurpassed by any competitor in terms of their purity, high quality, and the steps that we take to protect our customers. All our e-liquids are formulated and mixed exclusively in the U.S. by an FDA registered laboratory by degreed professionals, in accordance with cGMP guidelines (21 CFR part 111). All our e-liquid ingredients are quarantined before use, and must pass an independent, third party laboratory test for purity. All our key ingredients are United States Pharmacopeia (“USP”) grade and kosher. Our lab carefully tests each batch of our e-liquid by high pressure liquid chromatograph to verify that we have the right levels of ingredients. Our high quality is a fundamental pillar of our competitive advantage.

Vapor Group, Inc. is committed to responsible business policies and practices, including, but not limited to, the marketing of our products only to persons eighteen years of age or older, not making or avoiding claims about our products’ health benefits, and fulfilling the requirements of all applicable municipal, state and federal laws and regulations.

The Company competes in a highly fragmented and competitive market that is still emerging and evolving. Participants include several small competitors as well as entrants owned or financially backed by large tobacco or consumer products companies, all of whom foresee a marketplace that it rapidly growing at the expense of traditional consumer tobacco products. The market in which we compete for e-cigarettes, vaporizers and related accessories is in its infancy. Going forward we anticipate continued intense competition and look forward to continued success as represented by increases in distribution, market share and revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

NET REVENUES - Net revenues for the three months ended March 31, 2014 increased by $966,411 or approximately 100% to $996,411 from $0 in the comparable period in 2013.

COST OF SALES - Cost of sales for the three months ended March 31, 2014 increased by $320,605 or approximately 100% to $320,605 from $0 in the comparable period in 2013.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the three months ended March 31, 2014 increased by $880,416 or 8165% to $891,333 from $10,917 in the comparable period in 2013.

DEPRECIATION - Depreciation for the three months ended March 31, 2014 increased by approximately $1,585 or 100% to $1585 from $0 in the comparable period in 2013.

INTEREST, NET OF INTEREST INCOME - Interest expense for the three months ended March 31, 2014 increased by $0 or approximately 0% to $0 from $0 in the comparable period in 2013.

NET INCOME – Net income for the three months ended March 31, 2014 was $8,134 compared to $3,917 for the comparable period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had approximately $61,000 in cash and total current assets of $1,279,184 as of the same date we had approximately $1,590,342 of current liabilities and a working capital deficit of approximately $311,158.

Our ability to continue our business activities as a going concern including continuation of our existing business service lines and funding our strategic growth plans will depend upon, among other things, raising capital from third parties or receiving net cash flows from our existing business operations.

The Company plans to meet its financial obligations and commitments for the next 12 months by increasing its revenues and gross margin and simultaneously raising additional capital in the form of debt or equity instruments in order to continue to increase inventories and accelerate our turn on inventory. We are uncertain whether we will be able to obtain additional financing, or if we are able to obtain financing that it will be on commercially favorable terms to us. There can be no assurance that we will be able to obtain financing on terms that are economically viable to us.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our President and Treasurer (the "Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (the “1934 Act”), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures are not effective to ensure that all material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the 1934 Act, and the rules and regulations promulgated there-under.

Based upon this evaluation the Certifying Officer has concluded that there were no material weaknesses in our disclosure controls and procedures that existed as of the end of the period covered by this quarterly report:

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the 1934 Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of March 31, 2014, the Company's internal control over financial reporting are effective based on those criteria. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report. Further, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, our sales force consists of three full-time sales representatives. We may not be able to attract, hire, train and retain qualified sales and sales management personnel. If we are not successful in our efforts to maintain and grow a qualified sales force, our ability to independently market and promote our products may be impaired. In such an event, we would likely need to establish collaboration, co-promotion, distribution or other similar arrangement to market and sell our products. However, we might not be able to enter into such an arrangement on favorable terms, if at all. Even if we are able to effectively maintain a qualified sales force, our sales force may not be successful in commercializing our products and services

IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL, OR TO RETAIN OUR EXECUTIVE MANAGEMENT TEAM, WE MAY BE UNABLE TO SUCCESSFULLY DEVELOP OR COMMERCIALIZE OUR PRODUCTS.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Between January 17, 2014 and February 27, 2014, an unaffiliated third party investment firm and holder of convertible promissory notes of the Company in principal amounts of $42,500 and $32,500 respectively, dated February 2, 2012 and April 12, 2012 converted the remaining outstanding outstanding balances of said convertible promissory notes into 64,301,560 shares of common stock of the Company per the terms and conditions of said convertible promissory notes.

On January 28, 2014, two (2) unaffiliated third party investment firms, and holders each of $99,500.00 and $73,500.00 respectively in convertible promissory notes of the Company, dated June 20, 2012 and dated August 29, 2012, each converted $7,150.00 of said debt into 11,000,000 shares each, total 22,000,000 shares, per the terms and conditions of said convertible promissory notes.

Between March 6, 2014 and March 13, 2014, an unaffiliated third party investment firm, and purchaser of portions of the convertible promissory notes of the Company, dated June 20, 2012 and dated August 29, 2012, converted portions of said debt into 5,324,427 shares of common stock of the Company per the terms and conditions of said convertible promissory notes.

Between January 29, 2014 and March 14, 2014, an unaffiliated third party investment firm, sold 25,735,267 shares of common stock of the Company following conversion of a convertible promissory note, dated August 5, 2011, purchased by said investment firm on April 11, 2012 from an unaffiliated third party.

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

On April 29, 2014, the Company closed a private placement whereby it entered into a securities purchase agreement (the “Purchase Agreement”), with Hanover Holdings I, LLC, (“Hanover”), an affiliate of Magna Group (“Magna”). Pursuant to the Purchase Agreement, the Company sold Hanover four (4) 8% senior convertible promissory notes in aggregate principal amount of $1,342,391.17 million (collectively, the “Convertible Notes”, or individually, a “Convertible Note”) due twelve months from the date of the Convertible Notes’ issuance. The Notes were purchased by Hanover for $1,235,000. The Convertible Notes matures on April 29, 2015 and accrue interest at an annual rate of 8.0%. Under terms of the private placement, after six months from the Convertible Notes’ issuance, or October 29, 2014, (the “Holding Period”), the Convertible Notes may be converted, in whole or in part, at Hanover’s option, at a fixed conversion price of $0.15 per share of the Company’s common stock (“Common Stock”), and subject to certain limitations and exceptions stated within each of the Convertible Notes. After the Holding Period, Hanover will be entitled to convert any portion of the Convertible Notes to the extent that after such conversion, Hanover (together with its affiliates) would beneficially own no more than 4.99% of the outstanding shares of the Common Stock as of such date. After any conversion, Hanover may not sell more than 20% of the trading volume of the Common Stock during any single trading day. If at any time after the Holding Period, the Common Stock is trading below $0.18, the Company will be considered in default of the Convertible Notes. The Company has the right at any time to redeem all or a portion of the total outstanding amount then remaining under any or all of the Convertible Notes in cash at a 30% premium. Proceeds from the Convertible Notes will be used by the Company to expand its business by, among other things, increasing product inventories for its brands and for expansion of the sales and marketing of its newly acquired subsidiary, American Vaporizer, LLC, including the purchase of additional inventories of product and e-liquids for the “American Smoke” brand of American Vaporizer, LLC.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

SUBSEQUENT EVENTS

On April 29, 2014, the Company closed a private placement whereby it entered into a securities purchase agreement, dated April 29, 2014 (the “Purchase Agreement”), with Hanover Holdings I, LLC, (“Hanover”), an affiliate of Magna Group (“Magna”). Pursuant to the Purchase Agreement, the Company sold Hanover four (4) 8% senior convertible promissory notes in aggregate principal amount of $1,342,391.17 million (collectively, the “Convertible Notes”, or individually, a “Convertible Note”) due twelve months from the date of the Convertible Notes’ issuance. The Notes were purchased by Hanover for $1,235,000. Proceeds from the Convertible Notes will be used by the Company to expand its business by, among other things, increasing product inventories for its brands and for expansion of the sales and marketing of its newly acquired subsidiary, American Vaporizer, LLC, including the purchase of additional inventories of product and e-liquids for the “American Smoke” brand of American Vaporizer, LLC.

The Convertible Notes matures on April 29, 2015 and accrue interest at an annual rate of 8.0%. Under terms of the private placement, after six months from the Convertible Notes’ issuance, or October 29, 2014, (the “Holding Period”), the Convertible Notes may be converted, in whole or in part, at Hanover’s option, at a fixed conversion price of $0.15 per share of the Company’s common stock (“Common Stock”), and subject to certain limitations and exceptions stated within each of the Convertible Notes. After the Holding Period, Hanover will be entitled to convert any portion of the Convertible Notes to the extent that after such conversion, Hanover (together with its affiliates) would beneficially own no more than 4.99% of the outstanding shares of the Common Stock as of such date. After any conversion, Hanover may not sell more than 20% of the trading volume of the Common Stock during any single trading day.

If at any time after the Holding Period, the Common Stock is trading below $0.18, the Company will be considered in default of the Convertible Notes.

The Company has the right at any time to redeem all or a portion of the total outstanding amount then remaining under any or all of the Convertible Notes in cash at a 30% premium.

The issuance of the Convertible Notes to Hanover under the Purchase Agreement were exempt from the registration requirements of the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). The Company made this determination based on the representations of Hanover in the Purchase Agreement that Hanover is an “accredited investor” within the meaning of Rule 501 of Regulation D and has access to information about its investment and about the Company.

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

Vapor Group, Inc.
(Registrant)

Date: May 20, 2014	By:	/s/ Dror Svorai
Dror Svorai
President and Treasurer