Form 10-Q/A
period 2014-03-31
Vapor Group, Inc.
filed 2014-05-20
CIK 1315718

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 20, 2014 (the "Form 10-Q"), is solely to correct the box that is checked above, which states, “Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.” The box that should be checked is “Yes”.

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