Form 10-Q
period 2014-06-30
Vapor Group, Inc.
filed 2014-08-19
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2014

or

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

Common Stock, $0.001 par value 343,536,386 shares issued & outstanding on August 19, 2014

Series A Preferred Stock, $0.001 par value, 1,000,000 shares issued & outstanding on August 19, 2014

Series B Preferred Stock, $0.001 par value, 250,000 shares issued & outstanding on August 19, 2014

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
•           Heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existingcompetitors;
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

VAPOR GROUP, INC.
FORM 10-Q
June 30, 2014

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Vapor Group.”, “we,”, “us,” “our” and the “Company” refer to Vapor Group, Inc. and its consolidated, wholly-owned subsidiaries, Total Vapor Inc., Vapor 123 Inc. and Vapor Products, Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Condensed, Consolidated Financial Statements

VAPOR GROUP, INC.
Balance Sheet Standard
As of June 30, 2014

	As of June 30, 2014	As of December 31, 2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$382,515	$48,177
Accounts receivable	637,391	104,856
Loan to shareholder	337,112	282,872
Inventory	867,011	149,732
Other current assets	763,809	358,483
Total current assets	2,987,838	944,120

PROPERTY AND EQUIPMENT, NET	14,372	16,054

OTHER ASSETS
Intangible assets, net	-	975
Deferred expenses	-	87,896

Total other assets	-	88,871

TOTAL ASSETS	$3,002,210	$1,049,045

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$118,212	$-
Accrued interest	137,455	88,375
Accrued expenses	115,538	-
Payroll tax liability	31,149	-
Convertible notes payable	2,644,425	319,527
Loans payable	220,956	437,910
Sales tax payable	9,215	9,197
TOTAL CURRENT LIABILITIES	3,276,950	855,009

TOTAL LIABILITIES	3,276,950	855,009

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 15,000,000 shares authorized,
1,250,000 and 1,000,000 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,250	1,000

Common stock, $0.001 par value, 2,000,000,000 shares authorized,
343,536,386 and 270,020,145 issued and outstanding at June 30, 2014 and December 31, 2013, respectively,	343,536	270,020
Additional paid in capital	(208,785)	109,958
Accumulated deficit	(410,741)	(186,942)
TOTAL STOCKHOLDERS' DEFICIT	(274,740)	194,036
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,002,210	$1,049,045

The accompaying notes are an integral part of these financial statements.

VAPOR GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

NET REVENUES	$1,025,365	$94,727	$1,991,776	$94,727

COST OF REVENUES	517,094	-	837,699	-

GROSS PROFIT	508,271	94,727	1,154,077	94,727

COST AND EXPENSES
Advertising and promotion	194,050	4,260	439,366	14,261
Commissions	197,993	-	448,294	-
Professional fees	35,538	3,239	80,465	3,239
General and administrative expenses	277,480	47,697	628,269	48,612

	705,061	55,196	1,596,394	66,112

(Loss) from continuing operations	(196,790)	39,531	(442,317)	28,615

OTHER INCOME (EXPENSE)
Interest expense	-	-	-	-
Other Income	56,325	95,147	64,459	99,064

Total other income and (expense)	56,325	95,147	64,459	99,064
Net income (loss)	$(140,465)	$134,678	$(377,858)	$127,679

Earnings (loss) per share
- Basic	$-	$1,347	$-	$1,277

Weighted average number of shares outstanding	338,958,893	100	306,778,265	100

The accompanying notes are an integral part of these financial statements.

VAPOR GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(377,858)	$127,679
Adjustments to reconcile increase(decrease) in net assets to cash provided by operating activities:
Depreciation	1,682	-
Changes in operating assets and liabilities:
Inventory	(717,279)	188,163
Accounts receivable	(532,535)	-
Other assets	(405,326)	(201,786)
Accounts payables	118,230	(77,917)
Deferred expenses	87,896
Accrued expense	115,538	-
Accrued interest	19,080	(11,930)
Payroll liabilitiy	31,149	-

NET CASH USED IN OPERATING ACTIVITIES	(1,659,423)	24,209

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for property and equipment	(59,943)	-
Payments for intangible assets	-

Net cash provided by investing activities	(59,943)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan to shareholder	(54,240)	(14,315)
Proceeds from sale of common stock	-	-
Proceeds from convertible notes	2,324,898	-
Proceeds from loans payable	-	26,282
Payment of loans	(216,954)	-
Net cash used in provided by financing activities	2,053,704	11,967
NET DECREASE IN CASH AND CASH EQUIVALENTS	334,338	36,176

CASH - BEGINNING OF YEAR	48,177	7,027

CASH - END OF YEAR	$382,515	$43,203
Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

VAPOR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF June 30, 2014

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

On September 3, 2013, the majority shareholder of the Company and record holder of 165,000,000 shares of restricted common stock of the Company (61.11% of the 270,020,145 shares of common stock issued and outstanding), and Corporate Excellence Consulting, Inc., a Florida corporation, the holder of 1,000,000 shares of the Series A Preferred Stock of the Company (100% of the issued and outstanding shares of preferred stock of the Company), (collectively, the “Sellers), entered into a share purchase agreement (the “Share Purchase Agreement”) with Dror Svorai, an individual, (the “Buyer”), and the future President and CEO of the Company (post-Merger Agreement as hereinafter described). In accordance with the Share Purchase Agreement, the Sellers agreed to sell and transfer over time the 165,000,000 shares of restricted common stock and the 1,000,000 shares of Series A Preferred Stock of the Company to the Buyer for a total purchase price of $115,000. The Share Purchase Agreement provides that the purchase price be paid on or before February 13, 2014 and that as the purchase price is being paid by the Buyer, the shares of common and preferred stock are to be released pro-rata to the Buyer by the Sellers. The Share Purchase Agreement was completed and paid-in-full within its terms, and the sale and transfer of the common stock and Series A Preferred Stock to the Buyer was finalized on February 20, 2014. The sale and purchase of the 165,000,000 shares of common stock of the Company constitutes 49.34% of the total issued and outstanding shares of the Company of 343,536,386 as of April 11, 2014, and the sale and purchases of the 1,000,000 shares of Series A Preferred Stock constitutes 100% of the total issued and outstanding shares of preferred stock which has over 50% voting control of the Company. As a result, Dror Svorai, an individual, is the controlling shareholder of the Company.

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

Acquisition and Sale of Ownership Interest In American Vaporizer, LLC

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

Subsequently, on June 23, 2014, the Company entered into an agreement wherein it sold to S.E. Naples, Inc. (“S.E. Naples”) all of its 51% ownership interest in American Vaporizer to return for an 8% interest bearing promissory note in the principal amount of $400,000 (the “Sale”) and additional terms and conditions. Under the agreement, the Company agreed to assist S.E. Naples in marketing of the American Vaporizer brand, American Smoke, for ninety (90) days. As a result of the Sale, American Vaporizer ceased to be a subsidiary of the Company, and the financial results of operations and financial statements of American Vaporizer are no longer consolidated with those of the Company in this Quarterly Report. Investments made by the Company in American Vaporizer under the terms and conditions of the Acquisition Agreement and loans made in conjunction therewith, shall remain obligations of American Vaporizer for repayment to the Company. In connection with the Sale, the Company has cancelled any aforementioned Incentive Investments.

About Vapor Group, Inc.

The business of Vapor Group, Inc., (www.vaporgroup.com), is the designing, developing, manufacturing and marketing high quality, vaporizers and e-cigarette brands which use state-of-the-art electronic technology and specially formulated, “Made in the USA” e-liquids, which may or may not contain nicotine. It offers a range of products with unique e-liquid flavors that is unmatched in our industry. Its products are marketed under the Vapor Group, Total Vapor, Vapor 123, and Vapor Products brands which it sells nationwide through distributors, wholesalers and directly to consumers through its own websites and direct response advertising. Total Vapor Inc., Vapor 123 Inc. and Vapor Products, Inc., each a Florida corporation, are each a wholly-owned subsidiary of Vapor Group, Inc, and American Vaporizer, LLC, a Delaware limited liability company, is 51% owned by Vapor Group, Inc. as a result of its acquisition on March 31, 2014.

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

The following table shows individuals and legal entities with an equity interest greater than 20 percent and the amount of their equity interest:

Shareholder/owner	Ownership percentage
Cede & Co.	56.240%
Dror Svorai	30.564%
Total	89.18%

Dror Svorai, President and CEO, is also the holder of 1,000,000 shares of Series A Preferred Stock that has voting rights in any election of the shareholders held for any purpose, wherein each share of Series A Preferred Stock has ten thousand (10,000) votes. The Series A Preferred Stock is non-convertible.

In addition Dror Svorai is the holder of 187,500 shares of convertible Series B Preferred Stock, and Yaniv Nahon, the Company’s COO, is the holder of 62,500 shares of convertible Series B Preferred Stock, such that Dror Svorai and Yaniv Nahon hold 100% of all the issued and outstanding shares of Series B Preferred Stock. Each share of Series B Preferred Stock has voting rights equivalent to 100 shares of common stock.

The Company's business activity is with customers located throughout the United States through retailers and web-based sales as well.

Organizational Structure

Board of Directors at the Balance Sheet Date:

	Position	Name
Board of Directors	Chairman & CEO	Dror Svorai
	Vice-Chairman & COO	Yaniv Nahon

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $377,858 and an accumulated deficit of $410,741 as of June 30, 2014. In addition, the Company had a working capital deficit of $289,112 at June 30, 2014. These matters raise concern about the Company's ability to continue as a going concern which is dependent on the Company's ability to raise additional capital, further implement its business plan and to generate additional revenues.

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

The Company’s financial statements have been prepared as of the balance sheet date, June 30, 2014. The financial statements were prepared on July 31, 2014.

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

Depreciation is charged so as to write off the cost of tangible and intangible fixed assets, other than land and assets under construction, over their estimated useful lives, using the straight line method, on the following basis:

Type of asset	Base Value	Depreciation 2Q2014	Residual Value June 30, 2014	Number of years/%
Trademarks	$1,300	$(325)	$813	4 (25%)
Formulas	15,000	(2,250)	8,530	7 (15%)
Furniture and Equipment	5,772	(1,154)	3,282	5 (20%)
Property Plant and Equipment	2,768	(554)	1,574	5 (20%)
Warehouse Equipment	305	(61)	173	5 (20%)
TOTAL:	25,145	(4,344)	14,372

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

As of June 30, 2014, inventory totals equalled $867,011.31.

Receivables

Upon origination, receivables are stated at their nominal value. At this time no provisions has been established due to the non-significant amount delinquency accounts.

Receivables as of June 30, 2014 totalled $637,391.

Payables

Payables are stated at their nominal value. Payables as of June 30, 2014 totalled $118,212.

Loans

Loans are stated at their nominal value. The portion of loans maturing within one year from the balance sheet date is included in Current Liabilities. For other specific financial liabilities, please see Note 4 below.

Borrowing Costs

Borrowing costs arising from loans attributable to the acquisition, construction or production of fixed assets are added to the cost of those assets. All other borrowing costs are recognised in the profit and loss account in the period in which they are incurred.

Note 4 – Deferred Expenses

There were no Deferred Expenses as of June 30, 2014.

Note 5 – Property & Equipment

Depreciation expense for the period ended June 30, 2014 was $4,769 and accumulated as of June 30, 2014 was $10,286.

Note 6 – Notes Payable

The Company had notes payable totaling $2,644,425 face value as of June 30, 2014 and accrued interest of $137,455.

1	Investment Firm: $150,000 Note issued on May22, 2014, a corporation loaned the Company $150,000 in exchange for a Promissory Note bearing interest at 8% . The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	150,000.00	1,300.00

2	Investment Firm: $6,000 Note issued on November 22, 2011. A corporation loaned the Company $6,000 in exchange for a Promissory Note bearing interest at 10%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	6,000.00	1,585.00

3	Investment Firm: $32,500 Note issued on February 7, 2014. This corporation loaned the Company $32,500 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	32,500.00	1,032.78

4	Investment Firm: $83,500 Note issued on February 25, 2014. This corporation loaned the Company $83,500 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	83,500.00	2,319.44

5	Investment Firm: $50,000 Note issued on March 12, 2014. This corporation loaned the Company $50,00 in exchange for a Promissory Note bearing interest at 10%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	50,000.00	1,527.78

6	Investment Firm: $150,000 Note issued on March 18, 2014. This corporation loaned the Company $150,000 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	150,000.00	7,800.00

7	Investment Firm: $11,027.10 Note issued on February 7, 2014. This corporation loaned the Company $11,027.10 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	11,027.10	3,655.48

8	Investment Firm: $40,000 Note issued on April 30, 2014. This corporation loaned the Company $40,000 in exchange for a Promissory Note bearing interest at 18%. The Lender and is allowed to convert the promissory note into Company common shares, based on which, Lender converted on January 28, 2014 $7,150 of the note. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	31,000.00	6,997.05

9	Investment Firm: $21,739.13 Note issued on April 29, 2014. This corporation loaned the Company $21,739.13 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	21,739.13	299.52

Note 6 – Notes Payable (continued)

10	Investment Firm: $364,130.43 Note issued on April 29, 2014. This corporation loaned the Company $364,130.43 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	364,130.43	5,016.91

11	Investment Firm: $434,782.61 Note issued on April 29, 2014. This corporation loaned the Company $434,782.61 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	434,782.61	5,990.34

12	Investment Firm: $521,739.00 Note issued on April 29, 2014. This corporation loaned the Company $521,739.00 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	521,739.00	7,188.40

13	Investment Firm: $20,000.00 Note issued on August 15, 2011. A corporation loaned the Company $20,000 in exchange for a Promissory Note bearing interest at 5%. The Lender is allowed to convert the promissory note into Company common shares, based on which the Note's buyer, Subsequently the note transferred to a non-affiliated second investment firm, which has converted $7,720.58. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	12,279.42	1,790.75

14	Investment Firm: $75,000.00 Note issued on May 28, 2014. This corporation agreed to loan the Company $521,739.00 over time in exchange for a Promissory Note bearing no interest for the first three months. The Lender is allowed to convert the promissory note into Company common shares. No accrued interest payable due to the grace period already mentioned.	75,000.00

15	Private Investor: $40,000.00 Note issued on June 1, 2012. This individual loaned the Company $40,000 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares, The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	40,000.00	6,746.67

16	Investment Firm: $103,500 Note issued on March 18, 2014. This corporation loaned the Company $103,500.00 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	103,500.00	2,392.00

17	Investment Firm: $60,000 Note issued on May 28, 2014. This corporation loaned the Company $60,000 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	60,000.00	440.00

Note 6 – Notes Payable (continued)

18	Investment Firm: $150,000 Note issued on May 22, 2014. This corporation loaned the Company $150,000 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	150,000.00	1,300.00

19	Private Investor: $50,000.00 Note issued on December 5, 2011. This individual loaned the Company $50,000 in exchange for a Promissory Note bearing interest at 8%. On May, 2012 $28,000 was paid on the Note. The Lender is allowed to convert the promissory note into Company common shares, The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	22,000.00	6,878.67

20	Investment Firm: $5,000 Note issued on January 18, 2013. This corporation loaned the Company $5,000 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	5,000.00	1,320.00

21	Investment Firm: $5,000 Note issued on February 4, 2013. This corporation loaned the Company $5,000 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	5,000.00	1,277.50

22	Investment Firm: $1,500 Note issued on August 14, 2013. This corporation loaned the Company $1,500 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	1,500.00	240.00

23	Investment Firm: $15,000 Note issued on May 21, 2012. This corporation loaned the Company $15,000 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	15,000.00	5,775.00

24	Investment Firm: $7,000 Note issued on May 30, 2012. This corporation loaned the Company $7,000 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	7,000.00	2,663.50

25	Investment Firm: $20,000 Note issued on July 24, 2012. This corporation loaned the Company $20,000 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	20,000.00	7,060.00

Note 6 – Notes Payable (continued)

26	Investment Firm: $17,000 Note issued on October 10, 2013. This corporation loaned the Company $17,000 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares based on which the Lender converted $7,150 on January 28, 2014. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	9,850.00	3,092.90

27	Investment Firm: $13,000 Note issued on January 16, 2013. This corporation loaned the Company $13,000 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	13,000.00	3,445.00

28	Investment Firm: $6,000 Note issued on July 24, 2012. This corporation loaned the Company $6,000 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	6,000.00	2,118.00

29	Investment Firm: $8,877 Note issued on June 25, 2012. This individual loaned the Company $8,877 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares, The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	8,877.00	1,449.91

30	Investment Firm: $95,000 Note issued on May 29, 2014. This corporation loaned the Company $95,000 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of June 30, 2014.	95,000.00	675.58

All of the above notes are uncollateralized.

As a result of the above, the balance of the notes payable is $2,644,425 as June 30, 2014, and the accrued interest thereon is $137,455 as June 30, 2014.

Note 7 – Stock

Preferred Stock

The Company is authorized to issue 15,000,000 shares at a par value $0.001. 1,250,000 and 1,000,000 shares are issued as of June 30, 2014 and December 31st 2013.Each share of Series A Preferred Stock that has voting rights in any election of the shareholders held for any purpose, wherein each share of Series A Preferred Stock has ten thousand (10,000) votes. The Series A Preferred Stock is non-convertible. The Series B Preferred Stock has voting rights equivalent to 100 shares of common stock, and each share of Series B Preferred Stock is convertible into 100 shares of common stock.

Common Stock

Through June 30, 2014, the Company was authorized to issue up to 2,000,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors. On July 22, 2014, the Company amended its Articles of Incorporation to reduce the total quantity of authorized common stock to 1,000,000,000 shares.

The Company has issued 343,536,386 shares of common stock.

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

Net deferred tax assets consist of the following components as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Deferred Tax Assets – Non-current:

NOL Carryover	$0	18,135

Less valuation allowance	0	(18,135)

Deferred tax assets, net of valuation allowance	$-	$-

At December 31, 2013, the Company had no net operating loss carryforwards that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the June 30, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 10 – Subsequent Events

On June 23, 2014, the Company entered into an agreement wherein it sold to S.E. Naples, Inc. (“S.E. Naples”) all of its 51% ownership interest in American Vaporizer to return for an 8% interest bearing promissory note in the principal amount of $400,000 (the “Sale”) and additional terms and conditions. Under the agreement, the Company agreed to assist S.E. Naples in marketing of the American Vaporizer brand, American Smoke, for ninety (90) days. As a result of the Sale, American Vaporizer ceased to be a subsidiary of the Company, and the financial results of operations and financial statements of American Vaporizer are no longer consolidated with those of the Company in this Quarterly Report. Investments made by the Company in American Vaporizer under the terms and conditions of the Acquisition Agreement and loans made in conjunction therewith, shall remain obligations of American Vaporizer for repayment to the Company.

On July 22, 2014, the Company amended its Articles of Incorporation to reduce the total quantity of authorized common stock to 1,000,000,000 shares.

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

General

Executive Overview

The business of Vapor Group, Inc., www.vaporgroup.com, is the designing, developing, manufacturing and marketing high quality, vaporizers and e-cigarette brands which use state-of-the-art electronic technology and specially formulated, “Made in the USA” e-liquids, which can be purchased with or without nicotine. It offers a range of products with unique e-liquid flavors that is unmatched in our industry. Its products are marketed under the Vapor Group, Total Vapor, Vapor 123, and Vapor Products brands which it sells nationwide through distributors, wholesalers and directly to persons eighteen years of age or older through its own websites. Total Vapor Inc., Vapor 123 Inc. and Vapor Products, Inc., each a Florida corporation, are each a wholly-owned subsidiary of Vapor Group, Inc.

Vapor Group is committed to providing E-cigarettes that are convenient and economical to use, safer and healthier than traditional smoking, and which provide a flavorful, enjoyable smoking experience.

We believe that we produce the highest quality e-liquids in the world. Our e-liquids are unsurpassed by any competitor in terms of their purity, high quality, and the steps that we take to protect our customers. All our e-liquids, whether containing nicotine or not, are formulated and mixed exclusively in the U.S. by an FDA registered laboratory by degreed professionals, in accordance with cGMP guidelines (21 CFR part 111). All our e-liquid ingredients are quarantined before use, and must pass an independent, third party laboratory test for purity. All our key ingredients are United States Pharmacopeia (“USP”) grade and kosher. Our lab carefully tests each batch of our e-liquid by high pressure liquid chromatograph to verify that we have the right levels of ingredients. Our high quality is a fundamental pillar of our competitive advantage.

Vapor Group, Inc. is committed to responsible business policies and practices, including, but not limited to, the marketing of our products only to adults (that is, persons eighteen years of age or older), not making and avoiding claims about our products’ health benefits, and fulfilling the requirements of all applicable municipal, state and federal laws and regulations.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

NET REVENUES - Net revenues for the six months ended June 30, 2014 increased by $1,897,049 or approximately 2003% to $1,991,776 from $94,727 in the comparable period in 2013.

COST OF SALES - Cost of sales for the six months ended June 30, 2014 increased by $837,699 from $0 in the comparable period in 2013.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the six months ended June 30, 2014 increased by $579,657 or 1192% to $628,269 from 48,612 in the comparable period in 2013.

DEPRECIATION - Depreciation for the six months ended June 30, 2014 was $4,344 from $0 in the comparable period in 2013.

INTEREST, NET OF INTEREST INCOME - Interest expense for the six months ended June 30, 2014 increased by $0 or approximately 0% to $0 from $0 in the comparable period in 2013.

NET INCOME – Net income for the six months ended June 30, 2014 was $(377,858) compared to $127,679 for the comparable period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we had approximately $382,515 in cash and total current assets of $2,987,838 as of the same date we had approximately $3,276,950 of current liabilities and a working capital deficit of approximately $289,112.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the 1934 Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of June 30, 2014, the Company's internal control over financial reporting are effective based on those criteria. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report. Further, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IF WE ARE UNABLE TO OBTAIN AND PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO COMMERCIALIZE OUR PRODUCTS COULD BE SUBSTANTIALLY LIMITED.

As of the date of this Quarterly Report, we have filed for the registration and protection of certain trademarks in the U.S. Our applications may not be granted. Because trademarks involve complex legal, technical and factual questions, the issuance, scope, validity and enforceability of them cannot be predicted with certainty. Competitors may develop products similar to our products that do not conflict with our trademark rights. Others may challenge our trademarks and, as a result, any of our trademarks could be narrowed or invalidated. In some cases, we may rely on confidentiality agreements or trade secret protections to protect our proprietary technology. Such agreements, however, may not be honored and particular elements of our proprietary technologies may not qualify as protectable trade secrets under applicable law. In addition, others may independently develop similar or superior technology, and in the absence of applicable prior patents, we would have no recourse against them.

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

On May 9, 2014, an unaffiliated third party investment firm, and holder of a $73,500.00 convertible promissory notes of the Company, dated August 29, 2012, converted $9,000.00 of said debt into 9,000,000 shares per the terms and conditions of said convertible promissory note.

On June 26, 2014, the Company issued 154,987 shares of restricted common stock to an unaffiliated third party supplier for settlement in full of a current invoice outstanding in an aggregate total amount of $11,004.05

All the above securities mentioned qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Non-applicable

ITEM 5 – OTHER INFORMATION

SUBSEQUENT EVENTS

On June 23, 2014, the Company entered into an agreement wherein it sold to S.E. Naples, Inc. (“S.E. Naples”) all of its 51% ownership interest in American Vaporizer to return for an 8% interest bearing promissory note in the principal amount of $400,000 (the “Sale”) and additional terms and conditions. Under the agreement, the Company agreed to assist S.E. Naples in marketing of the American Vaporizer brand, American Smoke, for ninety (90) days. As a result of the Sale, American Vaporizer ceased to be a subsidiary of the Company, and the financial results of operations and financial statements of American Vaporizer are no longer consolidated with those of the Company in this Quarterly Report. Investments made by the Company in American Vaporizer under the terms and conditions of the Acquisition Agreement and loans made in conjunction therewith, shall remain obligations of American Vaporizer for repayment to the Company.

On July 22, 2014, the Company amended its Articles of Incorporation to reduce the total quantity of authorized common stock to 1,000,000,000 shares.

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
_____________
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

Vapor Group, Inc.
(Registrant)

Date: August 19, 2014	By:	/s/ Dror Svorai
Dror Svorai
President and Treasurer