Form 10-Q/A
period 2014-06-30
Vapor Group, Inc.
filed 2014-08-20
CIK 1315718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

The purpose of this  Amendment No. 1 to the Company's  Quarterly  Report on Form 10-Q for the quarterly  period ended June 30, 2014,  filed with the  Securities and Exchange  Commission on August 19, 2014 (the "Form 10-Q"), is solely to correct the box that is checked above, which states, “Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.” The box that should be checked is “Yes”.

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