Form 10-Q
period 2014-09-30
Vapor Group, Inc.
filed 2014-11-14
CIK 1315718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2014

or

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

Common Stock, $0.001 par value 429,827,024 shares issued & outstanding on November 13, 2014

Series A Preferred Stock, $0.001 par value, 1,000,000 shares issued & outstanding on November 13, 2014

Series B Preferred Stock, $0.001 par value, 250,000 shares issued & outstanding on November 13, 2014

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

September 30, 2014

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Vapor Group.”, “we,”, “us,” “our” and the “Company” refer to Vapor Group, Inc. and its consolidated, wholly-owned subsidiaries, Total Vapor Inc., Vapor 123 Inc. and Vapor Products, Inc.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 –	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
ITEM 2 –	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 –	CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1 –	LEGAL PROCEEDINGS
ITEM 1A –	RISK FACTORS
ITEM 2 –	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES
ITEM 4 –	MINE SAFETY DISCLOSURES
ITEM 5 –	OTHER INFORMATION
ITEM 6 –	EXHIBITS

 PART I – FINANCIAL INFORMATION

Item 1 – Condensed, Consolidated Financial Statements

VAPOR GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of	As of
	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$859,058	$48,177
Accounts receivable	955,085	104,856
Loan to shareholder	388,634	282,872
Inventory	564,222	149,732
Other current assets	788,711	358,483
Total current assets	3,555,710	944,120

PROPERTY AND EQUIPMENT, NET	18,373	16,054

OTHER ASSETS
Intangible assets, net	-	975
Deferred expenses	55,000	87,896
Total other assets	55,000	88,871

TOTAL ASSETS	$3,629,083	$1,049,045

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$176,295	$-
Accrued interest	218,291	88,375
Accrued expenses	115,328	-
Payroll tax liability	59,433	-
Convertible notes payable	3,583,423	319,527
Loans payable	710	437,910
Sales tax payable	9,999	9,197
TOTAL CURRENT LIABILITIES	4,163,479	855,009
TOTAL LIABILITIES	4,163,479	855,009

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 15,000,000 shares authorized,
1,250,000 and 1,000,000 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,250	1,000

Common stock, $0.001 par value, 1,000,000,000 shares authorized,
429,827,024 and 270,020,145 issued and outstanding at September 30, 2014 and December 31, 2013, respectively,	429,827	270,020
Additional paid in capital	(216,690)	109,958
Accumulated deficit	(748,783)	(186,942)
TOTAL STOCKHOLDERS' DEFICIT	(534,396)	194,036
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,629,083	$1,049,045

VAPOR GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

NET REVENUES	$1,307,524	$760,477	$3,299,300	$855,204

COST OF REVENUES	429,987	450,202	1,267,686	450,202

GROSS PROFIT	877,537	310,275	2,031,614	405,002

COST AND EXPENSES
Advertising and promotion	91,013	8,182	530,379	14,261
Commissions	23,769	-	472,063	-
Professional fees	76,644	38,717	157,109	41,956
General and administrative expenses	870,094	133,708	1,498,363	183,770

	1,061,520	180,607	2,657,914	239,987

(Loss) from continuing operations	(183,983)	129,668	(626,300)	165,015

OTHER INCOME (EXPENSE)
Interest expense	-	-	-	-
Other Income	-		64,459	92,331

Total other income and (expense)	-	-	64,459	92,331
Net (Loss)	$(183,983)	$129,668	$(561,841)	$257,346

Earnings (loss) per share
- Basic	$-	$1,297	$-	$2,573

Weighted average number of shares outstanding	338,958,893	100	306,778,265	100

VAPOR GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(561,841)	$257,346
Adjustments to reconcile increase(decrease) in net assets to cash provided by operating activities:
Depreciation	2,523	-
Changes in operating assets and liabilities:
Inventory	(414,490)	188,163
Accounts receivable	(850,229)	-
Other assets	(430,228)	(201,786)
Accounts payables	176,295	(77,917)
Deferred expenses	328,596
Accrued expense	116,130	-
Accrued interest	129,916	(11,930)
Payroll liabilitiy	59,433	-

NET CASH USED IN OPERATING ACTIVITIES	(1,443,895)	153,876
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(59,943)	-
Net cash provided by investing activities	(59,943)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan to shareholder	(105,762)	(14,315)
Proceeds from convertible notes	2,857,681	-
Proceeds from loans payable	-	26,282
Payment of loans	(437,200)	-
Net cash used in provided by financing activities	2,314,719	11,967
NET DECREASE IN CASH AND CASH EQUIVALENTS	810,881	165,843
CASH - BEGINNING OF YEAR	48,177	7,027
CASH - END OF YEAR	$859,058	$172,870
Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

VAPOR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF September 30, 2014

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

 On October 28, 2014 the Company amended its Articles of Incorporation to increase the total quantity of authorized common stock to 2,500,000,000 shares.

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

Vapor Group is committed to providing e-cigarettes that are convenient and economical to use, safer and healthier than traditional smoking, and which provide a flavorful, enjoyable smoking experience, in addition Vapor Group designs, manufactures and distributes a line of proprietary vaporizers and accessories designed for use with liquids, waxes and dry herbs.

We believe that we produce the highest quality e-liquids for e-cigarettes in the world. Our e-liquids are unsurpassed by any competitor in terms of their purity, high quality, and the steps that we take to protect our customers. All our e-liquids are formulated and mixed exclusively in the U.S. by an FDA registered laboratory by degreed professionals, in accordance with cGMP guidelines (21 CFR part 111). All our e-liquid ingredients are quarantined before use, and must pass an independent, third party laboratory test for purity. All our key ingredients are United States Pharmacopeia (“USP”) grade and kosher. Our lab carefully tests each batch of our e-liquid by high pressure liquid chromatograph to verify that we have the right levels of ingredients. Our high quality is a fundamental pillar of our competitive advantage.

Vapor Group, Inc. is committed to responsible business policies and practices, including, but not limited to, the marketing of our products only to persons eighteen years of age or older, not making or avoiding claims about our products’ health benefits, and fulfilling the requirements of all applicable municipal, state and federal laws and regulations.

As of September 30, 2014, the following table shows individuals and legal entities with an equity interest greater than 20 percent and the amount of their equity interest:

Shareholder/owner	Ownership percentage
Cede & Co.	64.872%
Dror Svorai	23.009%
Total	87.88%

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

The Company's business activity is with customers located throughout the United States through retailers and web-based sales as well.

 Organizational Structure

Board of Directors at the Balance Sheet Date:

Board of Directors	Position	Name
	Chairman & CEO	Dror Svorai
	Vice-Chairman & COO	Yaniv Nahon
	Chief Financial Officer	Jorge Schcolnik

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $561,841 and an accumulated deficit of $748,783 as of September 30, 2014. In addition, the Company had a working capital deficit of $ 607,769 at September 30, 2014. These matters raise concern about the Company's ability to continue as a going concern, which is dependent on the Company's ability to raise additional capital, further implement its business plan and to generate additional revenues.

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

The Company’s financial statements have been prepared as of the balance sheet date, September 30, 2014. The financial statements were prepared on October 30, 2014.

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

Depreciation is charged so as to write off the cost of tangible and intangible fixed assets, other than land and assets under construction, over their estimated useful lives, using the straight line method.

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

As of September 30, 2014, inventory totals equalled $564,222.

Receivables

Upon origination, receivables are stated at their nominal value. At this time no provisions has been established due to the non-significant amount delinquency accounts.

Receivables as of September 30, 2014 totalled $955,085.

Payables

Payables are stated at their nominal value. Payables as of September 30, 2014 totalled $176,295.

Loans

Loans are stated at their nominal value. The portion of loans maturing within one year from the balance sheet date is included in Current Liabilities. For other specific financial liabilities, please see Note 6 below.

Borrowing Costs

Borrowing costs arising from loans attributable to the acquisition, construction or production of fixed assets are added to the cost of those assets. All other borrowing costs are recognised in the profit and loss account in the period in which they are incurred.

Note 4 – Deferred Expenses

There were no Deferred Expenses as of September 30, 2014.

Note 5 – Property & Equipment

Depreciation expense for the period ended September 30, 2014 was $1,324 and accumulated as of September 30, 2014 was $12,097.

		DEPRECIATION				RESIDUAL VALUE
		2014-3Q		AS OF	ACCUM AS 0F
ITEM	BASE VALUE	%	USD	2014-2Q	2014-3Q	30-Sep-14
Formulas	15,000	15%	(563)	(6,470)	(7,033)	7,967
Furniture and Equipment	6,353	20%	(289)	(2,490)	(2,779)	3,574
Property Plant and Equipment	2,768	20%	(138)	(1,194)	(1,332)	1,435
Warehouse Equipment	305	20%	(15)	(132)	(147)	158
Trademarks	1,300.00	25%	(81)	(488)	(569)	731
Computer Equipment	2,015.67	20%	(101)		(101)	1,915
Furniture Stores	2,728.00	20%	(136)		(136)	2,592
TOTAL:	30,469		(1,324)	(10,773)	(12,097)	18,373

Note 6 – Notes Payable

The Company had notes payable totaling $4,488,423 face value as of September 30, 2014 and funds pending $905,000 making a net of $ 3,583,423, and the accrued interest thereon is $218,290 as September 30, 2014.

NOTE DISCLOSURE	FACE VALUE	ACCRUED INTEREST

Investment Firm: $150,000 Note issued on May 22, 2014, a corporation loaned the Company $150,000 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014.	150,000	4,307

Investment Firm: $6,000 Note issued on November 22, 2011. A corporation loaned the Company $6,000 in exchange for a Promissory Note bearing interest at 10%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014.	6,000	1,715

Investment Firm: $50,000 Note issued on March 12, 2014. This corporation loaned the Company $50,000 in exchange for a Promissory Note bearing interest at 10%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014.	50,000	2,767

Investment Firm: $150,000 including $4,882.19 Renewal Fee, Note issued on March 18, 2014. This corporation loaned the Company $150,000 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014.	154,882	15,714

Investment Firm: $11,027.10 Note issued on February 7, 2014. This corporation loaned the Company $11,027.10 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014.	11,027	4,980

Investment Firm: $40,000 Note issued on April 30, 2014. This corporation loaned the Company $40,000 in exchange for a Promissory Note bearing interest at 18%. The Lender and is allowed to convert the promissory note into Company common shares, based on which, Lender converted on January 28, 2014 $9,000 of the note . The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014.	31,000	9,020

Investment Firm: On April 29, 2014 Notes issued: $21,739.13, $364,130.43, $434,782.61 and $521,739.00. This corporation loaned the Company $1,342,391.17 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014.	1,342,391	45,310

Investment Firm: $20,000.00 Note issued on August 15, 2011. A corporation loaned the Company $20,000 in exchange for a Promissory Note bearing interest at 5%. The Lender is allowed to convert the promissory note into Company common shares, based on which the Note's buyer, Subsequently the note transferred to a non-affiliated second investment firm, which has converted $7,720.58. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014	12,279	1,921

Investment Firm: $150,000.00 funded $75,000 on July 1, 2014 and $75,000 on September 3, 2014. Note issued on May 28, 2014. This corporation agreed to loan the Company $521,739.00 over time in exchange for a Promissory Note bearing no interest for the first three months. The Lender is allowed to convert the promissory note into Company common shares. No accrued interest payable due to the grace period already mentioned. Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014	150,000	2,910

Private Investor: $40,000.00 Note issued on June 1, 2012. This individual loaned the Company $40,000 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares, The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014.	40,000	7,461

Investment Firm: $60,000 Note issued on May 28, 2014. This corporation loaned the Company $60,000 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014.	60,000	1,644

Investment Firm: $150,000 Note issued on May 22, 2014. This corporation loaned the Company $150,000 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014.	150,000	4,307

Private Investor: $50,000.00 Note issued on December 5, 2011. This individual loaned the Company $50,000 in exchange for a Promissory Note bearing interest at 8%. In May, 2012, $28,000 was paid on the Note. The Lender is allowed to convert the promissory note into Company common shares, The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014.	22,000	8,947

Investment Firm: $5,000 Note issued on January 18, 2013, $5,000 Note issued on February 4, 2013, $1,500 Note issued on August 14, 2013; $15,000 Note issued on May 21, 2012, $7,000 Note issued on May 30, 2012,  $20,000 Note issued on July 24, 2012, $17,000 Note issued on October 10, 2013, $13,000 Note issued on January 16, 2013, $6,000 Note issued on July 24, 2012, $20,000 Note issued on March 6, 2014 and $10,000 Note issued on August 9, 2012 . This corporation loaned the Company $112,500 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares, based on which converted $20,384.34 from Face Value and $67,615.66 from Accrued Interests. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014.

	91,966	11,258

Investment Firm: $8,877 Note issued on June 25, 2012. This individual loaned the Company $8,877 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares, The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014.	8,877	1,609

Investment Firm: $100,000 Note issued on May 29, 2014. This corporation loaned the Company $95,000 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of September 30, 2014.	100,000	2,718

Investment Firm $75,000 Note issued on August 29 and 30, 2012. This corporation loaned the Company $75,000 in exchange for a Promissory Note bearing interest at 18%, $1,500 is pending for funding. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $24.043 as of September 30, 2014, and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	73,500	27,184

Investment Firm $250,000 Note: on June 24, 2014. Funded $50,000 on July 1, 2014, this entity loaned the Company $250,000 in exchange for a Promissory Note bearing interest at 12% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $1,495.89 as of September 30, 2014, and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	50,000	1,496

Investment Firm $555,000 Note: on June 27, 2014 and funded $200,000 on July 2, 2014 this entity loaned the Company $225,000 in exchange for a Promissory Note bearing interest at 10% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $4,931.51 as of September 30, 2014, and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	200,000	4,932

Investment Firm $100,000 Note: on July 17, 2014 this entity loaned the Company $100,000 in exchange for a Promissory Note bearing interest at 12% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $2,465.75 as of September 30, 2014, and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	100,000	2,466

Investment Firm $110,000 Note: on July 18, 2014 this entity loaned the Company $110,000 in exchange for a Promissory Note bearing interest at 8% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $1,748.11 as of September 30, 2014, and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	110,000	1,784

Investment Firm $110,000 Note: on July 29, 2014 this entity loaned the Company $110,000 in exchange for a Promissory Note bearing interest at 8% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $1,518.90 as of September 30, 2014, and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	110,000	1,519

Investment Firm $105,000 Note: on August 22, 2014 this entity loaned the Company $105,000 in exchange for a Promissory Note bearing interest at 10% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $1,121.92 as of September 30, 2014, and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	105,000	1,122

Investment Firm $80,000 Note: on April 20, 2014 this entity loaned the Company $80,000 in exchange for a Promissory Note bearing interest at 18% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $7,425.28 as of September 30, 2014, and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	80,000	7,425

Individual $69,000 Note: on May 1, 2014 this entity loaned the Company $69,000 in exchange for a Promissory Note bearing interest at 18% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $6,267.09 as of September 30, 2014, and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	69,000	6,267

Investment Firm $250,000 Note: on April 24, 2014 this entity loaned the Company $250,000 in exchange for a Promissory Note bearing interest at 18% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $20,386.54 as of September 30, 2014, and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	250,000	20,387

Private Investor $44,000.00 Note issued on November 15 and December 20, 2012, an individual loaned the Company $44,000 000 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $12,692 as of September 30, 2014, and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	44,000	14,278

Investment Firm $11,500 Note: on May 23, 2013 this entity loaned the Company $11,500 in exchange for a Promissory Note bearing interest at 18% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $2,317 as of September 30, 2014, and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	11,500	2,847

TOTAL:	3,583,423	218,290

All of the above notes are uncollateralized.

As a result of the above, the balance of the notes payable is $4,488,423 face value as of September 30, 2014 and funds pending $905,000 making a net of $ 3,583,423, and the accrued interest thereon is $218,290 as September 30, 2014.

Note 7 – Stock

Preferred Stock

The Company is authorized to issue 15,000,000 shares at a par value $0.001. 1,250,000 and 1,000,000 shares are issued as of September 30, 2014 and December 31st 2013.Each share of Series A Preferred Stock that has voting rights in any election of the shareholders held for any purpose, wherein each share of Series A Preferred Stock has ten thousand (10,000) votes. On August 28, 2014, the Company amended its Articles of Incorporation such that the Series A Preferred Stock is non-convertible, and the Series B Preferred Stock has voting rights equivalent to 1,800 shares of common stock, and each share of Series B Preferred Stock is convertible into 1,800 shares of common stock.

Common Stock

As the result of an amendment to its Articles of Incorporation filed on July 22, 2014, the Company reduced the number of shares of its common stock that it was authorized to issue to 1,000,000,000 shares, with a par value per share of $0.001. Therefore, for the quarter ending September 30, 2014 the Company was authorized to issue 1,000,000,000 shares of its common stock. On October 28, 2014 the Company amended its Articles of Incorporation to increase the total quantity of authorized common stock to 2,500,000,000 shares.

The Company had issued 429,827,024 shares of common stock as of September 30, 2014.

Note 8 – Legal Matters

The Company is not aware of any pending or threatened legal matters that would have a material impact on our financial condition.

Note 9 – Income Tax

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Deferred Tax Assets – Non-current:

NOL Carryover	$0	18,135

Less valuation allowance	0	(18,135)
Deferred tax assets, net of valuation allowance	$-	$-

At December 31, 2013, the Company had no net operating loss carry forwards that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the September 30, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Note 10 – Subsequent Events

On October 28, 2014 the Company amended its Articles of Incorporation to increase the total quantity of authorized common stock to 2,500,000,000 shares.

As reported in a Current Report on Form 8-K, filed by the Company with the U.S. Securities Exchange Commission on October 28, 2014:

On April 29, 2014, the Company closed a private placement whereby it entered into a securities purchase agreement, dated April 29, 2014 (the “Purchase Agreement”), with Magna Equities II, LLC (formerly Hanover Holdings I, LLC) (“Magna”), an affiliate of Magna Group. Pursuant to the Purchase Agreement, the Company sold Magna four (4) 8% senior convertible promissory notes in aggregate principal amount of $1,342,391.17 million (collectively, the “Convertible Notes”, or individually, a “Convertible Note”) due twelve months from the date of the Convertible Notes’ issuance. The Convertible Notes were purchased by Magna for $1,235,000. A copy of the Purchase Agreement and the Convertible Notes are attached as Exhibits to the Current Report on Form 8-K, filed by the Company with the U.S. Securities Exchange Commission on May 6, 2014.

On October 24, 2014, the Company made a prepayment (the “Prepayment”) to Magna to be applied against the Convertible Notes.

On October 27, 2014, the Company entered into a Side Letter Agreement (the “Agreement”), dated October 27, 2014, with Magna. Pursuant to the Side Letter Agreement, the Company and Magna agreed to allocate the Prepayment towards the principal amount due under the Convertible Note with a $480,000 purchase price. As such, the outstanding principle amount due under the Convertible Note with a Purchase Price of $480,000 was reduced accordingly. Further, the Agreement provides that the fixed conversion price under each of the Convertible Notes will be amended to reflect that the conversion price will be equal to a 30% discount from the lowest trading price in the five (5) trading days prior to conversion, subject to adjustment. The Agreement also makes various modifications to the Convertible Notes, including, without limitation, the removal of the clause in Section 3.19 of each Convertible Note, which stated: “Trading Below Premium. If, at any time after one hundred and eighty (180) calendar days after the Issue Date, the stock is trading below $0.18, the Company will be considered in default.”

Additionally, the Agreement provides for the issuance of a new 8% senior convertible promissory note was by the Company to Magna in the principle amount of $35,760.95, for a purchase price of $38,870.69 (the “New Note”). The New Note was issued in accordance with the terms and conditions of the Purchase Agreement, contains substantially the same terms and conditions as the Convertible Notes, and has a maturity date of October 27, 2015.

Finally, the Agreement provides that except as otherwise expressly provided therein, the Purchase Agreement, the Convertibles Notes, and the related Escrow Agreement, dated April 29, 2014, are, and shall continue to be, in full force and effect and are thereby ratified and confirmed in all respects, including, without limitation, all representations and warranties made by each of the Company and Magna.

The issuance of the New Note to Magna was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). The Company made this determination based on the representations of Magna in the Purchase Agreement that Magna is an “accredited investor” within the meaning of Rule 501 of Regulation D and has access to information about its investment and about the Company.

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

General

Executive Overview

Vapor Group, Inc. is in the business of designing, developing, manufacturing and marketing high quality, vaporizers and related items for liquid, wax and dry herb use, and e-cigarette brands which use state-of-the-art electronic technology and specially formulated, “Made in the USA” e-liquids, which may or may not contain nicotine. It offers a range of products with unique e-liquid flavors that is unmatched in our industry. Its products are marketed under the Vapor Group, Total Vapor, Vapor 123 and Vapor Products brands. It sells nationwide through distributors, wholesalers and directly to consumers, eighteen years of age or older, through its own websites and direct response advertising. Total Vapor Inc., Vapor 123 Inc. and Vapor Products, Inc., each a Florida corporation, are each a wholly-owned subsidiary of Vapor Group, Inc.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

NET REVENUES – Net revenues for the nine months ended September 30, 2014 increased by $2,444,096 or approximately 286% to $3,299,300 from $855,204 in the comparable period in 2013.

COST OF SALES – Cost of sales for the nine months ended September 30, 2014 were $1,267,686 an increase of $817,484 from $450,202 in the comparable period in 2013.e

GENERAL AND ADMINISTRATIVE – General and administrative costs for the nine months ended September 30, 2014 increased by $1,314,593 or 715% to $1,498,363 from 183,770 in the comparable period in 2013.

DEPRECIATION – Depreciation for the nine months ended September 30, 2014 was $2,523 from $0 in the comparable period in 2013.

INTEREST, NET OF INTEREST INCOME  – Interest expense for the nine months ended September 30, 2014 increased by $0 or approximately 0% to $0 from $0 in the comparable period in 2013.

NET INCOME – Net income for the nine months ended September 30, 2014 was $(561,841) compared to $27,346 for the comparable period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had approximately $859,058 in cash and total current assets of $3,555,710 as of the same date we had approximately $4,163,479 of current liabilities and a working capital deficit of approximately $607,769.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

(c) The 7,500,000 shares of Series B Preferred Stock shall be further reduced 30:1(similar to the announced reverse split), such that only 250,000 shares of Series B Preferred Stock are issued as the sole consideration to the Vapor Group Shareholders for entering into the Merger Agreement.

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

On May 9, 2014, an unaffiliated third party investment firm, and holder of a $73,500.00convertible promissory notes of the Company, dated August 29, 2012, converted $9,000.00 of said debt into 9,000,000 shares per the terms and conditions of said convertible promissory note.

On June 26, 2014, the Company issued 154,987 shares of restricted common stock to an unaffiliated third party supplier for settlement in full of a current invoice outstanding in an aggregate total amount of $11,004.05.

On August 15, 2014, an unaffiliated third party investment firm, and holder of a $99,500.00 convertible promissory note of the Company, dated June 20, 2012, converted $15,000.00 of said debt into 15,000,000 shares per the terms and conditions of said convertible promissory note.

Between August 20, 2014 and September 3, 2014, an unaffiliated third party investment firm and holder of convertible promissory notes of the Company in principal amounts of $83,500 and $103,500 respectively, dated February 25, 2014 and March 11, 2014 converted portions of each note’s outstanding balance into 5,481,083 shares of common stock of the Company per the terms and conditions of said convertible promissory notes.

Between September 6, 2014 and October 1, 2014, an unaffiliated third party investment firm and holder of a convertible promissory note of the Company in principal amount of $103,500, dated March 18, 2014, converted portions of said note’s outstanding balance into 12,372,414 shares of common stock of the Company per the terms and conditions of said convertible promissory note.

On September 15, 2014, the Company issued 400,000 shares of restricted common stock to two unaffiliated third party suppliers per the terms and conditions of specific consulting agreements with each such party.

On September 15, 2014, the Company issued 150,000 shares of restricted common stock to an employee per the terms and conditions of a specific employment agreements with such party.

On September 22, 2014, an unaffiliated third party investment firm, and purchaser of a convertible promissory note of the Company, dated March 18, 2014, converted a portion of said note into 5,208,333 shares of common stock of the Company per the terms and conditions of said convertible promissory note.

On October 1, 2014, an unaffiliated third party investment firm, and holder of a $73,500.00convertible promissory notes of the Company, dated August 29, 2012, converted $10,000.00 of said debt into 10,000,000 shares per the terms and conditions of said convertible promissory note.

On October 1, 2014, the Company issued 5,000,000 shares of restricted common stock to a consulting firm per the terms and conditions of a specific consulting agreement for services with such party.

On October 7, 2014, an unaffiliated third party investment firm, and holder of a $99,500.00 convertible promissory note of the Company, dated June 20, 2012, converted $19,000.00 of said debt into 19,000,000 shares per the terms and conditions of said convertible promissory note.

On October 15, 2014, an unaffiliated third party investment firm, and holder of a $73,500.00convertible promissory notes of the Company, dated August 29, 2012, converted $15,500.00 of said debt into 15,500,000 shares per the terms and conditions of said convertible promissory note.

On October 23, 2014, an unaffiliated third party investment firm, and holder of a $99,500.00 convertible promissory note of the Company, dated June 20, 2012, converted $20,000.00 of said debt into 20,000,000 shares per the terms and conditions of said convertible promissory note.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Non-applicable

ITEM 5 – OTHER INFORMATION

SUBSEQUENT EVENTS

On October 28, 2014 the Company amended its Articles of Incorporation to increase the total quantity of authorized common stock to 2,500,000,000 shares.

As reported in a Current Report on Form 8-K, filed by the Company with the U.S. Securities Exchange Commission on October 28, 2014:

On April 29, 2014, the Company closed a private placement whereby it entered into a securities purchase agreement, dated April 29, 2014 (the “Purchase Agreement”), with Magna Equities II, LLC (formerly Hanover Holdings I, LLC) (“Magna”), an affiliate of Magna Group. Pursuant to the Purchase Agreement, the Company sold Magna four (4) 8% senior convertible promissory notes in aggregate principal amount of $1,342,391.17 million (collectively, the “Convertible Notes”, or individually, a “Convertible Note”) due twelve months from the date of the Convertible Notes’ issuance. The Convertible Notes were purchased by Magna for $1,235,000. A copy of the Purchase Agreement and the Convertible Notes are attached as Exhibits to the Current Report on Form 8-K, filed by the Company with the U.S. Securities Exchange Commission on May 6, 2014.

On October 24, 2014, the Company made a prepayment of $75,000 (the “Prepayment”) to Magna to be applied against the Convertible Notes.

On October 27, 2014, the Company entered into a Side Letter Agreement (the “Agreement”), dated October 27, 2014, with Magna. Pursuant to the Side Letter Agreement, the Company and Magna agreed to allocate the Prepayment towards the principal amount due under the Convertible Note with a $480,000 purchase price. As such, the outstanding principle amount due under the Convertible Note with a Purchase Price of $480,000 was reduced accordingly. Further, the Agreement provides that the fixed conversion price under each of the Convertible Notes will be amended to reflect that the conversion price will be equal to a 30% discount from the lowest trading price in the five (5) trading days prior to conversion, subject to adjustment. The Agreement also makes various modifications to the Convertible Notes, including, without limitation, the removal of the clause in Section 3.19 of each Convertible Note, which stated: “Trading Below Premium. If, at any time after one hundred and eighty (180) calendar days after the Issue Date, the stock is trading below $0.18, the Company will be considered in default.”

Additionally, the Agreement provides for the issuance of a new 8% senior convertible promissory note was by the Company to Magna in the principle amount of $35,760.95, for a purchase price of $38,870.69 (the “New Note”). The New Note was issued in accordance with the terms and conditions of the Purchase Agreement, contains substantially the same terms and conditions as the Convertible Notes, and has a maturity date of October 27, 2015.

Finally, the Agreement provides that except as otherwise expressly provided therein, the Purchase Agreement, the Convertibles Notes, and the related Escrow Agreement, dated April 29, 2014, are, and shall continue to be, in full force and effect and are thereby ratified and confirmed in all respects, including, without limitation, all representations and warranties made by each of the Company and Magna.

The issuance of the New Note to Magna was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). The Company made this determination based on the representations of Magna in the Purchase Agreement that Magna is an “accredited investor” within the meaning of Rule 501 of Regulation D and has access to information about its investment and about the Company.

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

__________________

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

Vapor Group, Inc.
(Registrant)

Date: November 13, 2014	By:	/s/ Dror Svorai
Dror Svorai
President and Treasurer

