Form 10-K
period 2014-12-31
Vapor Group, Inc.
filed 2015-03-31
CIK 1315718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter ended December 31, 2014 was $2,969,495. (This calculation is based on historical data at December 31, 2014). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 30, 2015 is 2,658,813,601.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

2

3

INTRODUCTORY COMMENT

This Annual Report on Form 10-K ("Annual Report"), in particular the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A") contains certain "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "project(s)," plan(s)," "intend(s)," "expect(s)," "might," may" and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

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

PART I

ITEM 1. BUSINESS.

Corporate Overview and History of Vapor Group, Inc.

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

We were a management consulting firm that planned to educate and assist small businesses. However, after we completed our initial public offering, we explored opportunities to acquire operating companies to enhance shareholder value. On September 2, 2011, we entered into a Share Exchange Agreement with Young Aviation, LLC, founded in 2004, a broker and supplier of parts, components and products to the general aviation (that is, non-military and commercial airline) and aerospace markets (“Young Aviation”).

On September 19, 2011, we amended our Articles of Incorporation to (i) increase our authorized capital stock to 500,000,000 shares of Common Stock and (ii) effect a 10:1 forward stock split. On October 3, 2011, we closed the Share Exchange Agreement, wherein Young Aviation became a wholly-owned subsidiary. On November 10, 2011, a majority of our shareholders approved a change of our name to AvWorks Aviation Corp., effective November 30, 2011, to reflect the Company’s new business focus.

As a result of execution of the Share Exchange Agreement on October 3, 2011 in which the Company acquired Young Aviation: (a) the Company ceased being a "shell company" as that term is defined in Section 12b-2 of the Securities Exchange Act of 1934; (b) Joel Young, an individual, became the owner of 165,000,000 shares of restricted common stock of the Company or 61.11% of the total of 270,020,145 issued and outstanding shares of common stock of the Company as of that date, making him the Company’s majority shareholder; and (c) the Board of Directors of the Company appointed Joel A. Young as its President, CEO and sole Director. Following Joel Young’s acceptance of this appointment, all prior officers and directors of the Company resigned.

The acquisition of Young Aviation was by reverse merger and resulted in a change in control of the Company and new management ‘s abandonment of its former management consulting business with a new focus solely on the business of Young Aviation. Subsequently, as the result of the slow growth of such operations, in early 2013 the Company decided to seek other business opportunities, including a business combination.

On August 1, 2013, the Board of Directors accepted the consent of Michael Zoyes to become a member of its Board of Directors, the President/CEO, Secretary, Treasurer and CFO of the Company replacing Joel Young who resigned as its sole officer and director. Mr. Young did not resign as a result of any disagreement with the Company on any matter relating to its operations, policies or practices, and remained available to it in an advisory capacity while Mr. Zoyes pursued a strategy of seeking a business combination partner for the Company.

On September 3, 2013, the majority shareholder of the Company, being the record holder of 165,000,000 shares of restricted common stock of the Company (61.11% of the 270,020,145 shares of common stock issued and outstanding), and Corporate Excellence Consulting, Inc., a Florida corporation, the holder of 1,000,000 shares of the Series A Preferred Stock of the Company (100% of the issued and outstanding shares of preferred stock of the Company), (collectively, the “Sellers), entered into a share purchase agreement (the “Share Purchase Agreement”) with Dror Svorai, an individual, (the “Buyer”), and the future President and CEO of the Company (post-Merger Agreement as hereinafter described). In accordance with this Agreement, the Sellers agreed to sell and transfer over time their shares of restricted common stock and Series A Preferred Stock of the Company to the Buyer for a total purchase price of $115,000. The Share Purchase Agreement provided that the purchase price is to be paid on or before February 13, 2014 and that as the purchase price is being paid by the Buyer, the shares of common and preferred stock were to be released pro-rata to the Buyer by the Sellers. The Share Purchase Agreement was completed and paid-in-full within its terms, and the sale and transfer of the common stock and Series A Preferred Stock to the Buyer was finalized on February 20, 2014. The sale and purchase of the 165,000,000 shares of common stock of the Company constitutes 49.34% of the total issued and outstanding shares of the Company of 334,381,399 as of April 11, 2014, and the sale and purchases of the 1,000,000 shares of Series A Preferred Stock constitutes 100% of the total issued and outstanding shares of preferred stock which has over 50% voting control of the Company. As a result, Dror Svorai, an individual, is the controlling shareholder of the Company.

Effective on September 23, 2013, the Board of Directors accepted the consent of Joe Eccles, to become a member of its Board of Directors, the President/CEO, Secretary, Treasurer and CFO of the Company replacing Michael Zoyes who resigned as its sole officer and director. Mr. Zoyes did not resign as a result of any disagreement with the Company on any matter relating to its operations, policies or practices. Mr. Eccles served as the Company’s sole officer and director until January 22, 2014 at which time the Company entered into the Merger Agreement as hereinafter discussed.

On November 11, 2013, The Board of Directors and stockholders owning or having voting authority over a majority of the voting capital stock of the Company, voted in favor of an amendment to the Articles of Incorporation to affect a reverse stock split of all of the outstanding shares of Common Stock, at a ratio of one-for-thirty. The reverse split which was pending per completion of a FINRA review was subsequently cancelled by the Board of Directors on March 13, 2014, as filed on Form 8-K on March 18, 2014.

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

As a result of the Merger Agreement: (i) the Vapor Group assumed management control of the Company and established its business model and operations as the primary business operations of the Company; (ii)Joe Eccles resigned as the sole officer and director of the Company; (iii) Dror Svorai consented to act as a member of the Board of Directors, Chairman of the Board of Directors and as the President/Chief Executive Officer, and Treasurer of the Company; (iv) Yaniv Nahon consented to act as a member of the Board of Directors and as a Vice President/Chief Operating Officer, and Secretary of the Company; and (v) Jorge Schcolnik consented to act as a member of the Board of Directors and Vice President/Chief Financial Officer of the Company.

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

Business of Vapor Group, Inc.

The principal business of Vapor Group, Inc., www.vaporgroup.com, (“Vapor Group”) is in the designing, developing, manufacturing and marketing high quality, vaporizers and e-cigarettes and accessories which use state-of-the-art electronic technology and specially formulated, “Made in the USA” e-liquids, which may or may not contain nicotine. Vapor Group offers a range of products and unique e-liquid flavors that it believes are unmatched in its industry. Its products are marketed under the Vapor Group, Total Vapor, Vapor 123, and Vapor Products brands, each of which is also a wholly-owned subsidiary of the same name. It sells nationwide through distributors, wholesalers and directly to consumers through its own websites and direct response advertising, and also owns as a wholly-owned subsidiary, Total Vapor Opportunities, Inc., a pending franchisor of “Total Vapor” retail stores in the continental U.S. In addition, Vapor Group owns as a wholly-owned subsidiary, VGR Media, Inc., www.vgr-media.com, a full service interactive advertising agency, offering Vapor Group’s products, and more generally customized performance marketing solutions to help marketers of consumer products acquire new customers and maximize their return on investment. VGR Media operates in the U.S. and sells domestically and internationally.

Vapor Group, Inc. and its subsidiaries are managed by a highly experienced team of executives committed to responsible business policies and practices, including the marketing of our products only to those eighteen years of age or older, not making or avoiding claims about our product health benefits, and fulfilling the requirements of all applicable laws and regulations.

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

We depend on our suppliers for certain standard components as well as custom components critical to the manufacture of our products. We currently rely on a select number of suppliers for the components, including “e-liquids”, used in the production of our products. We depend on our vendors to supply such materials in a timely manner in adequate quantities and consistent quality and at reasonable costs. Should any of our suppliers be unable to fulfill an order for us, finding a suitable alternative supply of the required component that meets our strict specifications and obtaining them in needed quantities may be a time-consuming process, and we may not be able to find an adequate alternative source of supply at an acceptable cost. Any significant interruption in the supply of these raw materials and components could have a material adverse effect on our results of operations.

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

DOMAIN NAMES - None

MAJOR CUSTOMERS - None

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company has not performed any customer-sponsored research and development activities relating to any new products or services during 2013 or 2014.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of the date of this Annual Report, the Company's Common Stock is quoted on the Over-the-Counter Pink-Sheets under the symbol "VPOR" which was changed by FINRA from the old symbol, “SPLI”, on April 29, 2014. The market for the Company's Common Stock is limited, volatile and sporadic and the price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company's Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

	High	Low
Fiscal 2013
1Q2013	$0.0020	$0.0007
2Q2013	$0.0014	$0.0006
3Q2013	$0.0017	$0.0006
4Q2013	$0.0019	$0.0060

Fiscal 2014
1Q2014	$0.4180	$0.0006
2Q2014	$0.3045	$0.0530
3Q2014	$0.0819	$0.0138
4Q2014	$0.0310	$0.0031

Description of Securities

Our authorized capital stock consists of 4,500,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, $0.001 par value per share. As of March 30, 2015, 2,658,813,601 shares of our common stock were issued and outstanding.

Common Stock. Our Articles of Incorporation, as amended on October 28, 2014, January 29, 2015 and March 10, 2015, respectively, to increase the total number of authorized shares of common stock, provide that we are authorized to issue up to 4.5 billion (4,500,000,000) shares of common stock with a par value of $.001 per share.

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

Preferred Stock. Our Articles of Incorporation, as amended, also provide that we are authorized to issue up to fifteen million (15,000,000) shares of preferred stock with a par value of $.001 per share. As of the date of this report, there are two series of Preferred Stock designated, Series A and Series B, of which there are 1,000,000 shares of Series A Preferred Stock issued and outstanding and no shares of Series B Preferred Stock issued and outstanding. Our Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

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

Series B Preferred Stock. On March 11, 2014, the Company designated 10,000,000 shares of the 15,000,000 authorized shares of preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a par value of $.001 per share and a stated value equal to $.001. The Holders of outstanding Series B Preferred Stock shall be entitled to participate in any dividends declared on the Corporation’s common stock .In addition to voting as a class as to all matters that require class voting under the Florida Business Corporation Act, the Holders of the Series B Preferred Stock shall vote on all matters with the holders of the Common Stock (and not as a separate class) on an eighteen hundred vote per share (1,800:1) basis. The Holders of the Series B Preferred Stock shall be entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock. The Series B Preferred Stock shall, with respect to rights on liquidation, rank equivalent to all classes of the common stock, $.001 par value per share (collectively, the "Common Stock" or "Common Shares"), of the Corporation. Shares of Series B Preferred Stock may not be redeemed by the Corporation. Each share of Series B Preferred Stock shall be convertible, without the payment of any additional consideration by the holder thereof and at the option of the holder thereof, at any time after the Series B Issue Date at the conversion ratio of one (1) share of Series B Preferred Stock for eighteen hundred (1,800) shares of Common Stock.

Holders

As of March 30, 2015, there are two holders of our preferred stock who are also officers and directors of the Company and approximately 75 shareholders of record of the common stock.

Transfer Agent and Registrar

On March 25, 2014, the Corporation appointed VStock Transfer, LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY 11516 as its transfer agent and registrar for its common stock, replacing Interwest Transfer Co., 1981 Murray Holladay Road, Suite 100 Salt Lake City, Utah 84117, as its transfer agent and registrar for its common stock.

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

Acquisition and Sale of Ownership Interest In American Vaporizer, LLC

On March 31, 2014, the Company entered into an Acquisition Agreement by and among the Company, American Vaporizer, LLC, a Delaware limited liability company ("American Vaporizer") and two of the three membership unit holders of American Vaporizer (the “Unit Holders”), pursuant to which the Company, as a membership unit holder, would increase its ownership interest from its previous twenty-five percent (25%) to fifty-one percent (51%), by acquiring an additional twenty-six membership units of American Vaporizer (the “Membership Units”) from the other two Unit Holders. Under Florida law, the Agreement was effective immediately and American Vaporizer became a majority-owned subsidiary of the Company.

On June 23, 2014, the Company entered into an agreement wherein it sold to S.E. Naples, Inc. (“S.E. Naples”) all of its 51% ownership interest in American Vaporizer to return for an 8% interest bearing promissory note in the principal amount of $400,000 (the “Sale”) and other terms and conditions. Under the agreement, the Company agreed to assist S.E. Naples in marketing of the American Vaporizer brand, American Smoke, for ninety (90) days. As a result of the Sale, American Vaporizer ceased to be a subsidiary of the Company, and the financial results of operations and financial statements of American Vaporizer were no longer consolidated with those of the Company. Investments made by the Company in American Vaporizer under the terms and conditions of its Acquisition Agreement and loans made in conjunction therewith, shall remain obligations of American Vaporizer for repayment to the Company. In connection with the Sale, the Company cancelled any aforementioned incentive investments that it was to make in American Vaporizer under the Acquisition Agreement.

Acquisition of VGR Media, Inc.

On December 31, 2014, the Company entered into an Acquisition Agreement by and among the Company, VGR Media, Inc., a Florida corporation ("VGR Media") and the shareholders of VGR Media, each an individual, pursuant to which the Company would acquire one hundred percent (100%) of VGR Media from its shareholders (the “Ownership Interest”). The result of this Agreement is that VGR Media, Inc. became a wholly-owned subsidiary of the Company.

Per the Acquisition Agreement, in exchange for an aggregate of one hundred percent (100%) of the issued and outstanding capital stock of VGR Media, Inc. owned by its shareholders, which consists of three hundred and fifty million (350,000,000) shares of restricted common stock of VGR Media, Inc.: (i) the Company will acquire the Ownership Interest (i) in exchange thereof, the Company will issue to them an aggregate one hundred thousand (100,000) shares of its Series B preferred stock which cannot be converted into shares of common stock until December 31, 2015; and (ii) the Company will assume all assets and liabilities of VGR Media, including licenses, equipment, product designs, marketing and sale materials, logos, trademarks, copyrights and websites, and trade and debt obligations.

The shares of the Company are being issued to the shareholders of VGR Media, Inc., in reliance on Section 4(2) and Regulation D of the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of Series B preferred stock will not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The shareholders of VGR Media, Inc. acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

As a result of the Acquisition Agreement in which 100,000 shares of the Company’s Series B preferred stock were issued, there is one million, three hundred and fifty thousand (1,350,000) shares of preferred stock of the Company issued and outstanding, consisting of one million (1,000,000) shares of Series A preferred stock and three hundred and fifty thousand (350,000) shares of Series B preferred stock. As of the date of this Annual Report the 100,000 shares of Series B preferred stock to be issued per the Acquisition Agreement have been issued and are outstanding.

Beneficial Ownership Chart Following Acquisition of VGR Media, Inc.

The following two tables set forth certain information, as of the date of this Annual Report, with respect to the beneficial ownership of the outstanding preferred stock and common stock by: (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Preferred Stock: Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of the preferred stock. As of the date of this Annual Report, there are 1,350,000 shares of preferred stock issued and outstanding.

Name of Beneficial Owner & Shares Issued and Outstanding	Number of Shares Beneficially Owned	Percentage Beneficially Owned

Series A Preferred Stock (1,000,000)

Dror Svorai 3901 SW 47 Avenue Suite 415 Davie, Florida 33314	1,000,000 (1)	100%

Series B Preferred Stock (350,000,000)

Dror Svorai 3901 SW 47 Avenue Suite 415 Davie, Florida 33314	262,500 (1)	75%

Yaniv Nahon 3901 SW 47 Avenue Suite 415 Davie, Florida 33314	87,500 (1)	25%

Jorge Schcolnik 3901 SW 47 Avenue Suite 415 Davie, Florida 33314	-0-	-0-

__________________

(1) Each share of Series A Preferred Stock has voting rights equivalent to 10,000 shares of common stock in any election of the shareholders for any purpose and is not convertible into common stock. Each share of Series B Preferred Stock is convertible into 1,800 shares of common stock and has voting rights equivalent to 1,800 shares of common stock in any election of the shareholders for any purpose.

Common Stock: Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. As of the date of this Annual Report, there are 2,658,813,601 shares of common stock issued and outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)

Dror Svorai 3901 SW 47 Avenue Suite 415 Davie, Florida 33314	-0-	-0-

Yaniv Nahon 3901 SW 47 Avenue Suite 415 Davie, Florida 33314	-0-	-0-

Jorge Schcolnik 3901 SW 47 Avenue Suite 415 Davie, Florida 33314	1,000,000	1%

5% or Greater Owners	(None)

____________

(1) Based on the number of shares of common stock issued and outstanding as of the date of this Annual Report.

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

Entry into Private Placement with Magna Equities II, LLC (formerly Hanover Holdings I, LLC)

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

On October 24, 2014, the Company made a prepayment (the “Prepayment”) to Magna to be applied against the Convertible Notes in the amount of $75,000. On October 27, 2014, the Company entered into a Side Letter Agreement with Magna under which the Company and Magna agreed to allocate the Prepayment towards the principal amount due under the Convertible Note with a $480,000 purchase price. As such, the outstanding principle amount due under the Convertible Note with a Purchase Price of $480,000 was reduced accordingly. Further, the Side Letter Agreement provides that the fixed conversion price under each of the Convertible Notes will be amended to reflect that the conversion price will be equal to a 30% discount from the lowest trading price in the five (5) trading days prior to conversion, subject to adjustment. The Side Letter Agreement also makes various modifications to the Convertible Notes, including, without limitation, the removal of the clause in Section 3.19 of each Convertible Note, which stated: “Trading Below Premium. If, at any time after one hundred and eighty (180) calendar days after the Issue Date, the stock is trading below $0.18, the Company will be considered in default.”

Additionally, the Side Letter Agreement provides for the issuance of a new 8% senior convertible promissory note was by the Company to Magna in the principle amount of $35,760.95, for a purchase price of $38,870.69 (the “New Note”). The New Note was issued in accordance with the terms and conditions of the Purchase Agreement, contains substantially the same terms and conditions as the Convertible Notes, and has a maturity date of October 27, 2015.

On February 12, 2015 the Company entered into a further Side Letter Agreement with Magna under which Section 8.0. of the Purchase Agreement, dated April 29, 2014, between them shall only apply to payments due pursuant to quarterly reports filed by the Company up to and including that quarterly report filed for the period ending June 30, 2014. Moreover, any amount due to Magna under said Section of the Purchase Agreement pursuant to a quarterly report filed for a period ending subsequent to June 30, 2014 shall no longer be considered due or payable. For the avoidance of doubt, the only payment due by the Company pursuant to said Section shall pertain to the aforementioned Note dated October 27, 2014 in principal amount of $38,870.69 issued to Magna pursuant to those certain fees earned under said Section of the Purchase Agreement per the Company’s quarterly report filed for the period ending June 30, 2014.

Moreover, the Side Letter Agreements provide that except as otherwise expressly provided therein, the Purchase Agreement, the Convertibles Notes, and the related Escrow Agreement, dated April 29, 2014, are, and shall continue to be, in full force and effect and are thereby ratified and confirmed in all respects, including, without limitation, all representations and warranties made by each of the Company and Magna.

The aforementioned issuance of the New Note to Magna, dated October 27, 2014, was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). The Company made this determination based on the representations of Magna in the Purchase Agreement that Magna is an “accredited investor” within the meaning of Rule 501 of Regulation D and has access to information about its investment and about the Company.

Change in Control of the Company

As previously cited, on September 3, 2013, the majority shareholder of the Company and Corporate Excellence Consulting, Inc., a Florida corporation (collectively, the “Sellers”), who were the record holders respectively of 165,000,000 shares of restricted common stock (61.11% of the issued and outstanding shares prior to issuances connected to the Merger Agreement) and 1,000,000 shares of the Series A Preferred Stock of the Company, entered into a share purchase agreement (the “Share Purchase Agreement”) with Dror Svorai, an individual, (the “Buyer”), and the future President and CEO of the Company (post-Merger Agreement). In accordance with the Share Purchase Agreement, the Sellers agreed to sell and transfer over time the 165,000,000 shares of restricted common stock and the 1,000,000 shares of Series A Preferred Stock of the Company to the Buyer for a total purchase price of $115,000. The Share Purchase Agreement provides that the purchase price be paid on or before February 13, 2014 and that as the purchase price is being paid by the Buyer, the shares of common and preferred stock are to be released pro-rata to the Buyer by the Sellers. The Share Purchase Agreement was completed and paid-in-full within its terms, and the sale and transfer of the common stock and Series A Preferred Stock to the Buyer was finalized on February 20, 2014. The sale and purchase of the 165,000,000 shares of common stock of the Company constitutes 49.34% of the total issued and outstanding shares of the Company of 334,381,399 as of April 11, 2014, and the sale and purchases of the 1,000,000 shares of Series A Preferred Stock constitutes 100% of the total issued and outstanding shares of preferred stock which has over 50% voting control of the Company. As a result, Dror Svorai, an individual, is the controlling shareholder of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any equity compensation plans as of December 31, 2014. Our Board of Directors may adopt an equity compensation plan in the future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of the Vapor Group, Inc.

The principal business of Vapor Group, Inc., www.vaporgroup.com, (“Vapor Group”) is in the designing, developing, manufacturing and marketing high quality, vaporizers and e-cigarettes and accessories which use state-of-the-art electronic technology and specially formulated, “Made in the USA” e-liquids, which may or may not contain nicotine. Vapor Group offers a range of products and unique e-liquid flavors that it believes are unmatched in its industry. Its products are marketed under the Vapor Group, Total Vapor, Vapor 123, and Vapor Products brands, each of which is also a wholly-owned subsidiary of the same name. It sells nationwide through distributors, wholesalers and directly to consumers through its own websites and direct response advertising, and also owns as a wholly-owned subsidiary, Total Vapor Opportunities, Inc., a pending franchisor of “Total Vapor” retail stores in the continental U.S. In addition, Vapor Group owns as a wholly-owned subsidiary, VGR Media, Inc., www.vgr-media.com, a full service interactive advertising agency, offering Vapor Group’s products, and more generally customized performance marketing solutions to help marketers of consumer products acquire new customers and maximize their return on investment. VGR Media operates in the U.S. and sells domestically and internationally.

Operating Expenses:

Operating expenses increased by $2,942,127 or 343% to $3,798,786 for the year ended December 31, 2014 from $856,659 for the year ended December 31, 2013. The increase in operating expenses was primarily due to an increase in Advertising and Promotion, Commissions and General and administrative expenses.

Loss from Operations:

Loss from continuing operations was $740,369 for the year ended December 31, 2014 compared to a profit from continuing operations of $267,614 for the year ended December 31, 2013 mainly due to the increase in Operating Expenses described above.

Interest Income:

The company had no interest income to report.

Net Loss:

Net Loss was $804,828 for the year ended December 31, 2014 compared to a net profit of $161,720 for the year ended December 31, 2013 mainly due to the increase in Operating Expenses described above.

Going Concern

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2014, the Company had a net loss and net cash used in operations of $804,828 and ($2,186,824), respectively, and a total stockholders’ deficit of $361,569. These matters have raised substantial doubt about the Company's ability to continue as a going concern. Going forward, the ability of the Company to continue as a going concern is dependent on its ability to raise additional capital, further implement or augment its business model and business plan, and to generate additional revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had net current liabilities of $3,553,250 compared to $855,009 as of December 31, 2013. Our balance of cash and cash equivalents at December 31, 2014 was $413,230 as compared to $48,177 on December 31, 2013.

Operational cash flow

We had operating cash outflows in the year ended December 30, 2014 of $2,186,824, and $236,567 in the year ended December 30, 2013. Our primary uses of cash have been for marketing expenses and general working capital purposes. All cash we received over the reported periods has been expended in the furtherance of growing assets.

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

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and if changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

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

Recent Events

“Convertible Notes Payable” and “Accrued Interest” Reductions

Since January 1, 2015, the Company has directly paid down in cash $285,987.99 in principal, interest and additional fees and penalties (the “Prepayments”) specific to early payments of portions of the outstanding balances of “Convertible notes payable” and “Accrued Interest“ stated on its Consolidated Balance Sheet which for the period ended December 31, 2014 were $3,153,792 and $245,751 respectively, or a total of $3,399,543.

In addition, from January 1, 2015 through March 30, 2015, several respective note holders of various and specific “Convertible notes payable” converted $1,738,614 of the aggregate principal and interest, as reported for the period ended December 31, 2014, of the total of “Convertible notes payable” and “Accrued Interest” into shares of common stock of the Company, in accordance with federal law and regulation (the “Conversions”).

Adjusted for the Prepayments, net of fees and penalties, and the Conversions, which together total $1,958,229 in reduction of such debt, the remaining outstanding balance of “Convertible notes payable” and “Accrued Interest” on the Consolidated Balance Sheet for the period ended December 31, 2014, would be reduced to $1,441,314 from $3,399,543.

Increases in Authorized Shares of Common Stock

As of the date of the filing of this Annual Report, March 30, 2015, the Company on separate occasions has filed two amendments to its Articles of Incorporation with State of Florida, each of which increased its authorized shares of common stock. The amendments were accepted by the State of Florida respectively on January 29, 2015 and March 10, 2015, thereby increasing the Company’s authorized shares from 2,500,000,000 to 3,500,000,000 and 4,500,000,000 respectively.

As reported on our Form 8-K filed December 4, 2014, and as reported in the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements of the Registrant filed on Form 10-Q for the quarter ended September 30, 2014 and filed with the SEC on November 14, 2014 (collectively referred to as the “Filings”), the Registrant had accumulated “convertible notes payable” in aggregate amount of $3,583,423 (the “Aggregate Convertible Notes Payable”) as of September 30, 2014. As previously noted, since the Filings, several holders of said convertible promissory notes (the “Notes” or individually, a “Note”) have exercised their right to convert all or a portion of their Note(s), in accordance with Federal and State law and regulation, into free-trading shares of common stock of the Registrant pursuant to the exemption from registration under Rule 144 of the Securities Act of 1933, as amended and per the terms of each holder’s respective Note.

Also, as reported on Form 8-K filed with the SEC on February 4, 2015 by the Registrant, included in the documentation related to each Note is often the requirement that the Registrant authorize its transfer agent to reserve a quantity of shares of common stock in advance of any conversion of debt to shares of common stock in the event that the Note holder decides to convert all or any part of the outstanding balance of their respective Note (each a “Reserve”). Such Reserves are frequently variable in that downward changes in the market price of the Registrant’s common stock may trigger an increase in the quantity of shares required to be reserved by the Note holder. Moreover, such Notes allow the Note holder to convert all or a portion of the outstanding balance of each Note, in accordance with Federal and State law and regulation, without the approval of the Registrant, meaning that such conversions of debt into free trading shares of common stock of the Registrant are outside of the Registrant’s control.

As a result of the continuing low market price of the Registrant’s common stock, several Note holders have again required increases in their Reserves equivalent to many times the total possible number of shares that could be issued from their conversions greatly inflating the total number of shares set aside as Reserves. Such increases have repeatedly resulted in a significant reduction in the number of authorized shares of common stock in the Registrant’s treasury which need to be available for general business purposes. Therefore to maintain an adequate quantity of common stock in its treasury for future uses, the Registrant has been required to repeatedly amend its Articles of Incorporation, to increase the number of shares of its authorized common stock.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2014.

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

The Company had provided Harris with a copy of the foregoing statements and had requested that Harris provide it with a letter addressed to the Securities and Exchange Commission stating whether he agrees with the foregoing statements. A copy of said letter, was filed on Form 8-K filed with the SEC on January 21, 2014.

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

Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated properly to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2014, our internal controls over financial reporting were effective and that there were no material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

During the fourth quarter ended December 31, 2014, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

NAME	AGE	POSITION
Dror Svorai	46	President, CEO, Treasurer, Director
Yaniv Nahon	33	Vice President, Secretary, COO, Director
Jorge Schcolnik	70	Vice President, CFO, Director

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

Committees of the Board

None

Board Meetings and Committees; Annual Meeting Attendance

During 2014, the Company did not conduct any formal Board meetings and conducted business through Written Actions.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table lists the compensation of the Company's principal executive officers for the years ended December 31, 2014 and 2013. The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

Name and all other Principal Position Compensation ($)	Total ($)	Year	Salary ($)	Bonus ($)	Stock Awards ($)

Dror Svorai, CEO	$0	2014	$0	$0	$0
Yaniv Nahon, COO	$0	2014	$0	$0	$0
Jorge Schcolnik, CFO	$0	2014	$0	$0	$0
Joe Eccles, President, CEO	$0	2013	$0	$0	$0
Michael Zoyes, President, CEO	$0	2013	$0	$0	$0
Joel A Young, President, CEO	$0	2013	$0	$0	$0

We do not have any employment agreements with any of our officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 30, 2015, the number and percentage of shares of Preferred Stock and Common Stock of the Company, owned of record and beneficially, by each person known by the Company to own 5% or more of such stock, each director of the Company, and by all executive officers and directors of the Company, as a group:

Name and Address	Class	Number of Shares(1)	Percentage
Dror Svorai (3)	Series A Preferred	1,000,000	100.00%
Dror Svorai (3)	Series B Preferred	262,500 (2)	75.00%
Yaniv Nahon (4)	Series B Preferred	87,500 (2)	25.00%
Dror Svorai (3)	Common	17,784,793	<1%
Jorge Schcolnik (5)	Common	1,000,000	<1%

All officers and directors as a group (3 persons)	Series A Preferred	1,000,000	100.00%
Dror Svorai (3) and Yaniv Nahon (4)	Series B Preferred	350,000 (2)	100.00%
Dror Svorai (3) and Jorge Schcolnik	Common	18,784,793	<1%

(1) The numbers and percentages set forth in these columns are based on 2,658,813,601 shares of Common Stock outstanding as of March 30, 2015. The number and percentage of units beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any equity securities as to which the holder has sole voting power or investment power and also any shares that the holder has the right to acquire within 60 days.

(2) The quantities of Series B Preferred Stock set forth in these columns is based on an allocation of the total of 350,000 shares of Series B Preferred Stock to be issued per the terms and conditions of the Merger Agreement, as amended, per the Form 8-K dated March 7, 2014, filed by the Company on March 11, 2014, and the Acquisition Agreement, dated December 31, 2014 by and between the Company and VGR Media, Inc. per the 8-K dated December 31, 2014, and filed by the Company on January 5, 2014.

(3) Mr. Svorai's address is 3901 SW 47th Avenue, Suite 415, Davie, Florida 33314.

(4) Mr. Nahon's address is 3901 SW 47th Avenue, Suite 415, Davie, Florida 33314.

(5) Mr. Schcolnik's address is 3901 SW 47th Avenue, Suite 415, Davie, Florida 33314.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities ("Reporting Persons"), to file reports with the Commission. The Company believes that during fiscal 2014, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for the transactions described below, none of our directors, officers or principal shareholders, or any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As incurred by Vapor Group, Inc.

Audit and Accounting Fees. By a letter of agreement with the Company dated January 25, 2015, Terry L. Johnson, CPA, (“Johnson”), will invoice the Company $7,500-10,000 for professional services plus out-of-pocket expenses, rendered for the annual audit for the year ended December 31, 2014. In 2014, Johnson invoiced the Company a total of $4,500 for the three quarterly reviews of the Company's financial statements for 2014, and $14,500 for professional services rendered for the annual audit for the year ended December 31, 2013, December 31, 2012 and December 31, 2011, and each of their respective quarterly reviews of the Company's financial statements for 2013 and 2012, including other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees: No amounts have been billed to the Company for the preparation of tax returns for the fiscal years ended December 31, 2014.

All Other Fees. We incurred no other fees for the years ended December 31, 2014 and 2013.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit No.	Description

(a)	Financial statements for Vapor Group, Inc. listed in the Index on page F-1 are filed as part of this Annual Report.

31.1 and 31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14.*

32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 _________

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vapor Group, Inc.

Date: March 30, 2015	By:	/s/ Dror Svorai
Dror Svorai President and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Vapor Group, Inc.

Sunrise, Florida

I have audited the accompanying consolidated balance sheets of Vapor Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2014 and 2013, and the related notes to the financial statements.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits. I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the accompanying consolidated financial statements, the Company has minimal revenues, has incurred losses since inception, and has a negative working capital balance at December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

March 29, 2015

VAPOR GROUP, INC.

CONSOLIDATED BALANCE SHEET

	As of December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$413,230	$48,177
Accounts receivable	257,991	104,856
Loan to shareholder	-	282,872
Inventory	1,006,679	149,732
Other current assets	1,423,133	358,483
Total current assets	3,101,033	944,120
PROPERTY AND EQUIPMENT, NET	75,569	16,054
OTHER ASSETS
Intangible assets, net	15,000	975
Deferred expenses	79	87,896
Total other assets	15,079	88,871
TOTAL ASSETS	$3,191,681	$1,049,045

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$63,829	$-
Accrued interest	245,751	88,375
Convertible notes payable	3,153,792	319,527
Loans payable	2,666	437,910
Payroll taxes payable	76,819	-
Sales tax payable	10,393	9,197
TOTAL CURRENT LIABILITIES	3,553,250	855,009
TOTAL LIABILITIES	3,553,250	855,009

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 2,500,000,000 shares authorized, 50,451,000 and 100,000 issued and outstanding at December 31, 2014 and 2013 respectively,	927,967	50,451
Additional paid in capital	(808,148)
Retained earnings(accumulated deficit)	(481,388)	373,891
TOTAL STOCKHOLDERS' DEFICIT	(361,569)	424,342
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,191,681	$1,279,351

The accompaying notes are an integral part of these financial statements.

VAPOR GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

NET REVENUES	$4,481,839	$1,991,023

COST OF REVENUES	1,423,422	866,750

GROSS PROFIT	3,058,417	1,124,273

COST AND EXPENSES
Advertising and promotion	740,449	67,947
Commissions	491,700	45,054
Officers Compensation	-	150,000
Professional fees	303,717	95,778
General and administrative expenses	2,262,920	497,880

	3,798,786	856,659

(Loss) from continuing operations	(740,369)	267,614

OTHER INCOME(EXPENSE)
Interest expense	(64,459)	(105,894)

Total other income and (expense)	(64,459)	(105,894)
Net (Loss)	$(804,828)	$161,720

Earnings (loss) per share - Basic	$-	$-

Weighted average number of shares outstanding		50,451

The accompanying notes are an integral part of these financial statements.

VAPOR GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2012	-	$-	100,000	$100	$-	$161,720	$161,820

Common stock issued for services			50,351,000	50,351			50,351

Net loss						161,720	161,720

Balance at December 31, 2013	-	-	50,451,000	50,451	-	323,440	373,891

Common stock issued for Debt conversion			(41,276,150)	$(41,276)	110,644		69,368

Shares cancelled			918,792,358	918,792	(918,792)		-

Net loss						(804,828)	(804,828)

Balance at December 31, 2014	-	$-	927,967,208	$927,967	$(808,148)	$(481,388)	$(361,569)

The accompaying notes are an integral part of these financial statements.

VAPOR GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(804,828)	$161,720
Adjustments to reconcile increase(decrease) in net assets to cash provided by operating activities:
Common stock issued for services	-	50,351
Depreciation	-	4,338
Changes in operating assets and liabilities:
Inventory	(856,947)	40,654
Accounts receivable	(153,135)	(104,856)
Other assets	(671,134)	(308,603)
Accounts payables	63,829	(77,917)
Payroll tax payable	76,819
Sales tax payable	1,196	9,197
Deferred expenses		(87,896)
Accrued interest	157,376	76,445

NET CASH USED IN OPERATING ACTIVITIES	(2,186,824)	(236,567)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for property and equipment	(59,515)	(6,367)

Net cash provided by investing activities	(59,515)	(6,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan to shareholder	164,194	(248,626)
Proceeds from sale of common stock	-	-
Proceeds from convertible notes	2,834,265	94,800
Payments on loans payable loans payable	(435,244)	437,910
Net cash used in provided by financing activities	2,563,215	284,084
NET DECREASE IN CASH AND CASH EQUIVALENTS	316,876	41,150

CASH - BEGINNING OF YEAR	48,177	7,027

CASH - END OF YEAR	$365,053	$48,177
Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-Cash Financing Activities
Stock issued for payment of debt	$-	$-

The accompanying notes are an integral part of these financial statements.

VAPOR GROUP INC

NOTES TO FINANCIAL STATEMENTS

AS OF DECENBER 31, 2014

Note 1 – GENERAL INFORMATION

1.1. Incorporation, Nature and Description of Business

We were originally incorporated under the laws of Canada on January 15, 1990, under the name "Creemore Star Printing, Inc." and changed our name on June 15, 2003 to "Smitten Press: Local Lore and Legends, Inc." We domesticated to the State of Nevada on May 8, 2007, and we were incorporated as SmittenPress: Local Lore and Legends, Inc. On April 30, 2010, our Board of Directors approved a change in our name to DataMill Media Corp., effective at the close of business on June 30, 2010. On October 3, 2011, we closed a Share Exchange Agreement, which resulted in Young Aviation, LLC, (“Young Aviation”), becoming a wholly-owned subsidiary. On November 10, 2011, a majority of our shareholders approved a change in our name to AvWorks Aviation Corp. The acquisition of Young Aviation is classified as a reverse merger and resulted in a change in control at the Company and a new focus on the business of Young Aviation.

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

As a result of the Merger Agreement:, Vapor Group assumed management control of the Company and established its business model and operations as the primary business operations of the Company. Prior management of the Company, Joe Eccles, resigned. Mr. Eccles did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

The “Agreement of Merger and Plan of Reorganization”, dated January 22, 2014, is considered a reverse merger, and resulted in another change in control at the Company and new management decided to abandon the former aviation business and focus solely on the business of Vapor Group.

About Vapor Group, Inc.

The principal business of Vapor Group, Inc., www.vaporgroup.com, (“Vapor Group”) is in the designing, developing, manufacturing and marketing high quality, vaporizers and e-cigarettes and accessories which use state-of-the-art electronic technology and specially formulated, “Made in the USA” e-liquids, which may or may not contain nicotine. Vapor Group offers a range of products and unique e-liquid flavors that it believes are unmatched in its industry. Its products are marketed under the Vapor Group, Total Vapor, Vapor 123, and Vapor Products brands, each of which is also a wholly-owned subsidiary of the same name. It sells nationwide through distributors, wholesalers and directly to consumers through its own websites and direct response advertising, and also owns as a wholly-owned subsidiary, Total Vapor Opportunities, Inc., a pending franchisor of “Total Vapor” retail stores in the continental U.S. In addition, Vapor Group owns as a wholly-owned subsidiary, VGR Media, Inc., www.vgr-media.com, a full service interactive advertising agency, offering Vapor Group’s products, and more generally customized performance marketing solutions to help marketers of consumer products acquire new customers and maximize their return on investment. VGR Media operates in the U.S. and sells domestically and internationally.

The following table shows individuals and legal entities with an equity interest greater than 20 percent and the amount of their equity interest:

Shareholder/owner	Class of Stock	Ownership Percentage

Dror Svorai	Preferred Series A Preferred Series B	100 75	% %

Yaniv Nahon	Preferred Series B	25%
CEDE & Co.	Common	90%

	Total	90%

The Company's business activity is with customers located elsewhere in the United States through retailers and web-based sales as well.

1.2. Year-on-Year Changes and Amendments to the Florida Department of State – Division of Corporations

During calendar 2014, in addition to filing with the Department of State of Florida, a Notice of Merger on January 27, 2014, the Company filed six (6) amendments pertaining to Article IV of its Articles of Incorporation, all of which changed the number of shares of authorized common stock, and altered the preferences of the Series A and Series B Preferred Stock.

1.3. Organizational Structure

 1.4. Board of Directors at the Balance Sheet Date:

	Position	Name
Board of Directors	Chairman & CEO	Dror Svorai
	Vice-Chairman & COO	Yaniv Nahon
	CFO	Jorge Schcolnik

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $804,828 as of December 31, 2014. In addition, the Company had a working capital deficit of $452,217 at December 31, 2014. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, further implement its business plan and to generate additional revenues.

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

The Company’s financial statements have been prepared as of the balance sheet date, December 31, 2014. The financial statements were prepared on January 31, 2015.

3.1. Tangible and Intangible Fixed Assets

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

Property and equipment is as follows as of December 31, 2014:

Depreciation expense for the third fiscal year ended December 31, 2014was $4,404. The use of our property and equipment determines if the depreciation is recorded as general and administrative expenses.

3.2. Inventory

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

Inventory as of December 31, 2014 total $1,006,679

3.3. Receivables

Upon origination, receivables are stated at their nominal value. At this time no provisions has been established total Account Receivable as of December 31, 2014 totals $257,991

3.4. Payables

Payables are stated at their nominal value. The balance as of December 31, 2014 was $63,829

3.5. Loans

Loans are stated at their nominal value. The portion of loans maturing within one year from the balance sheet date is included in Current Liabilities as Loans Payable and as of December 31, 2014 total $2,666. For other specific financial liabilities, please see Note 4, below.

3.6. Borrowing Costs

Borrowing costs arising from loans attributable to the acquisition, construction or production of fixed assets are added to the cost of those assets. All other borrowing costs are recognised in the profit and loss account in the period in which they are incurred.

Note 4 – Notes Payable

The Company had notes payable totaling $3,399,543 reflecting principal and accrued interest as of December 31, 2014.

NOTE DISCLOSURE	FACE VALUE	ACCRUED INTEREST

Investment Firm: $150,000 Note issued on May 22, 2014, a corporation loaned the Company $150,000 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of December 31, 2014. Balances are shown net of conversions.	66,532	7,557

Investment Firm: $6,000 Note issued on November 22, 2011. A corporation loaned the Company $6,000 in exchange for a Promissory Note bearing interest at 10%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of December 31, 2014.	6,000	1,892

Investment Firm: $50,000 Note issued on November 18, 2011. A corporation loaned the Company $50,000 in exchange for a Promissory Note bearing interest at 10%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of December 31, 2014.	50,000	478

Investment Firm: $50,000 Note issued on March 12,2014. This corporation loaned the Company $50,00 in exchange for a Promissory Note bearing interest at 10%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of December 31, 2014. Balances are shown net of conversions.		2,849

Investment Firm $105,000 Note: on August 22, 2014 this entity loaned the Company $105,000 in exchange for a Promissory Note bearing interest at 10% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $3,820.83 as of December 31, 2014 and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	105,000	3,821

Investment Firm $110,000 Note: on July 18, ,2014 this entity loaned the Company $110,000 in exchange for a Promissory Note bearing interest at 8% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $4,057.78 as of December 31, 2014 and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	110,000	4,058

Investment Firm $100,000 Note: on October 10th, 2014 this entity loaned the Company $110,000 in exchange for a Promissory Note bearing interest at 12% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $1,503.33 as of December 31, 2014 and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	55,000	1,503

Investment Firm $80,000 Note: on April 20, 2014 this entity loaned the Company $80,000 in exchange for a Promissory Note bearing interest at 18% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $11,482.09 as of December 31, 2014 and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	80,000	11,482

Investment Firm: $11,027.10 Note issued on February 7,2014. This corporation loaned the Company $11,027.10 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of December 31, 2014.	11,027	5,705

Investment Firm $75,000 Note issued on August 29 and 30, 2012. This corporation loaned the Company $75,000 in exchange for a Promissory Note bearing interest at 18%, $1,500 is pending for funding. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $24.043 as of December 31, 2014. and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet. Balances are shown net of conversions.	26,984	2,867

Investment Firm: $40,000 Note issued on April 30, 2014. This corporation loaned the Company $40,000 in exchange for a Promissory Note bearing interest at 18%. The Lender and is allowed to convert the promissory note into Company common shares, based on which, Lender converted on January 28, 2014 $9,000 of the note. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of December 31, 2014.	31,000	10,877

Individual $69,000 Note: on May 1, 2014 this entity loaned the Company $69,000 in exchange for a Promissory Note bearing interest at 18% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $9,759.72 as of December 31, 2014 and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	69,000	9,760

Private Investor: $50,000.00 Note issued on December 5, 2011. This individual loaned the Company $50,000 in exchange for a Promissory Note bearing interest at 8%. On May, 2012 $28,000 was paid on the Note. The Lender is allowed to convert the promissory note into Company common shares, The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of December 31, 2014.	22,000	8,228

Investment Firm: On April 29, 2014 Notes issued: $21,739.13, $364,130.43, $434,782.61 and $521,739.00. This corporation loaned the Company $1,342,391.17 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of December 31, 2014. Balances are shown net of conversions.	912,700	56,706

Investment Firm: $20,000.00 Note issued on August 15, Aug-2011. A corporation loaned the Company $20,000 in exchange for a Promissory Note bearing interest at 5%. The Lender is allowed to convert the promissory note into Company common shares, based on which the Note's buyer, Subsequently the note transferred to a non-affiliated second investment firm, which has converted $7,720.58. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of December 31, 2014.	12,279	2,105

Investment Firm: $150,000.00 funded $75,000 on July 1, 2014; $75,000 on September 3, 2014 and $34,902.22 (net) on October 22nd 2014. Note issued on May 28, 2014. This corporation agreed to loan the Company $521,739.00 over the times in exchange for a Promissory Note bearing no interest for the first three months. The Lender is allowed to convert the promissory note into Company common shares. No accrued interest payable due to the grace period already mentioned. Accrued Interest Section of the Company’s balance sheet was as of December 31, 2014.	184,902	9,433

Investment Firm $100,000 Note: on July 17, ,2014 this entity loaned the Company $100,000 in exchange for a Promissory Note bearing interest at 12% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $5,556.67 as of December 31, 2014 and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	100,000	5,567

Investment Firm: $60,000 Note issued on October 8, 2014 $104,000 and November 20, 2014 $84,000. This corporation loaned the Company $188,000 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of December 31, 2014.	188,000	2,444

Investment Firm: $165,000 Note issued on May 22, 2014. This corporation loaned the Company $150,000 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of December 31, 2014.	165,000	3,449

Investment Firm $250,000 Note: on April 24, 2014 this entity loaned the Company $250,000 in exchange for a Promissory Note bearing interest at 18% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $32,933.32 as of December 31, 2014 and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	250,000	32,933

Investment Firm $11,500 Note: on May 23rd 2013 this entity loaned the Company $11,500 in exchange for a Promissory Note bearing interest at 18% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $5,395.81 as of December 31, 2014. and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	11,500	5,396

Private Investor $44,000.00 Note issued on November 15th and December 20th 2012, an individual loaned the Company $44,000 000 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $9,794.71 as of December 31, 2014. and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	13,728	9,795

Investment Firm: $5,000 Note issued on January 18, 2013, $5,000 Note issued on February 4, 2013, $1,500 Note issued on August 14, 2013; $15,000 Note issued on May 21, 2012, $7,000 Note issued on May 30, 2012, $20,000 Note issued on July 24, 2012, $17,000 Note issued on October 10, 2013, $13,000 Note issued on January 16, 2013, $6,000 Note issued on July 24, 2012, $20,000 Note issued on March 6, 2014 and $10,000 Note issued on Augsust 9, 2012. This corporation loaned the Company $112,500 in exchange for a Promissory Note bearing interest at 18%. The Lender is allowed to convert the promissory note into Company common shares, based on which converted $20,384,34 from Face Value and $67,615.66 from Accrued Interests. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of as of December 31, 2014. and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet. Balances are shown net of conversions.

	29,763

Investment Firm: $8,877 Note issued on June 25, 2012. This individual loaned the Company $8,877 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares, The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of December 31, 2014.	8,877	2,587

Investment Firm: $150,000 Note issued on March 18, 2014. This corporation loaned the Company $150,000 in exchange for a Promissory Note bearing interest at 18%, plus $4,882.19 financial expenses. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of December 31, 2014. Balances are shown net of conversions.	29,500	12,898

Investment Firm: $100,000 Note issued on May 29, 2014. This corporation loaned the Company $95,000 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of 31, 2014. Balances are shown net of conversions.	75,000	4,575

Investment Firm $555,000 Note: on June 27,2014 and funded $200,000 on July 2, 2014 this entity loaned the Company $225,000 and $110,000 on December 19, 2014. in exchange for a Promissory Note bearing interest at 10% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $12,054.17 as of December 31, 2014 and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	335,000	12,054

Investment Firm $110,000 Note: on July 29, ,2014 this entity loaned the Company $110,000 in exchange for a Promissory Note bearing interest at 8% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $3,788.89 as of December 31, 2014 and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	110,000	3,789

Investment Firm $250,000 Note: on June 24.2014. Funded $50,000 + 10% IOD on July 1, 2014, this entity loaned the Company $250,000 in exchange for a Promissory Note bearing interest at 12% for a term of one year renewable. The Lender is allowed to convert the promissory note into Company common shares. The accrued interest payable balance on this note was $3,483.33 as of December 31, 2014 and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet.	55,000	3,483

Private Investor: $40,000.00 Note issued on June 1, 2012. This individual loaned the Company $40,000 in exchange for a Promissory Note bearing interest at 8%. The Lender is allowed to convert the promissory note into Company common shares, The accrued interest payable balance on this note and is included in the Convertible Promissory Notes – Accrued Interest Section of the Company’s balance sheet was as of December 31, 2014.	40,000	7,461

TOTAL:	3,153,792	245,751

As a result of the above, the balance of the notes payable is $3,153,792 and the accrued interest thereon is $245,751.

Other Current Liabilities - The Company had other current liabilities consisting of the following at December 31, 2014:

Taxes	10,393
Payrrol Tax Liability	76,819

Note 5 – ADDITIONAL INFORMATION

Note 5.1 - Stock

Preferred stock

The Company is authorized to issue 15,000,000 shares of preferred stock at a par value $0.001. 1,350,000 shares were issued as of December 31, 2014.

Common stock

The Company is authorized to issue up 4,500,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 927,967,208 issued and outstanding common stock shares as of December 31, 2014.

Note 6- Legal Matters

The Company is not aware of any pending or threatened legal matters that would have a material impact on our financial condition.

